Form 10KSB
period 1998-09-30
INNES STREET FINANCIAL CORP
filed 1999-01-19
CIK 1063257

                                 UNITED STATES
 ----------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________
                           Special Financial Report
                                  FORM 10-KSB
                           (pursuant to Rule 15d-2)

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    CONTAINS FINANCIAL STATEMENTS ONLY FOR
                      INNES STREET FINANCIAL CORPORATION
                                      AND
                              CITIZENS BANK, FSB

                 For the fiscal year ended SEPTEMBER 30, 1998
                                           ------------------

                 Commission file number  333-63363
                                        --------------

                      INNES STREET FINANCIAL CORPORATION
                (Name of small business issuer in its charter)


            NORTH CAROLINA                               56-2101799
   --------------------------------                      ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

        401 WEST INNES STREET,
         POST OFFICE BOX 1929                            28145-1929
                                                         ----------
       SALISBURY, NORTH CAROLINA                         (Zip Code)
----------------------------------------
(Address of principal executive offices)


                                (704) 633-2341
                          ---------------------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


  COMMON STOCK, NO PAR VALUE                       NASDAQ SMALLCAP
 ----------------------------        -------------------------------------------
      (Title of class)               (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___   No  X
             ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.            [N/A]


State issuer's revenues for its most recent fiscal year $  0
                                                         ------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common Stock, no par value -- $16,015,400 (based on the price at which the stock
                               ----------
was sold on December 28, 1998).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     COMMON STOCK, NO PAR VALUE                           2,248,250
    ----------------------------                          ---------
             (Class)                         (Outstanding at December 28, 1998)


  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes  ___   No  X
                                                                            ---

________________________________________________________________________________

[CAPTION]

                      INNES STREET FINANCIAL CORPORATION
                               TABLE OF CONTENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----

Statement of Financial Condition
   at September 30, 1998                                                       1

Statement of Cash Flow for the Period
   Ended September 30, 1998                                                    2

Statement of Changes in Stockholder's Equity
   for the Period Ended September 30, 1998                                     3

Notes to Financial Statements                                                  4

                                    PART II

Item 7.  Financial Statements

     This Special Financial Report on Form 10-KSB is being filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and contains the financial statements and related notes thereto of Innes Street Financial Corporation and Citizens Bank, FSB. The financial statements of Innes Street Financial Corporation are unaudited.

     Prior to December 28, 1998, Citizens Bank, FSB (the "Bank") operated as a federally-chartered mutual savings bank. On December 28, 1998, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Innes Street Financial Corporation, a North Carolina corporation (the "Company" or "Innes Street") organized as the holding company for the Bank. Also in connection with the Conversion, Innes Street filed a Form S-1 Registration Statement pursuant to the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "Commission") registering 2,248,250 shares of its common stock, no par value. The Commission declared the Company's Registration Statement effective on November 12, 1998 at 3:15 p.m. Eastern Time. The Company filed a Form 8-A pursuant to the Exchange Act with the Commission on December 18, 1998.

     On December 17, 1998, the Bank's members approved the Conversion at a special meeting of members. On December 28, 1998, the Conversion was consummated and the Company acquired all of the issued and outstanding capital stock of the Bank for one half of the net proceeds received in the Company's initial public offering.

     The Company is a savings and loan holding company registered with the Office of Thrift Supervision (the "OTS"). The Bank's and the Company's principal office is located at 401 West Innes Street, Salisbury, North Carolina 28145. The telephone number is (704) 633-2341.

     From the period July 6, 1998 (the date of incorporation) to September 30, 1998, the Company had no operations and conducted no business. After the Conversion, the Company's activities will consist of investing the proceeds of its public offering which were retained at the holding company level, holding the indebtedness outstanding from the Citizens Bank, FSB Employee Stock Ownership Plan (the "ESOP") and the investment in the Bank.

                      INNES STREET FINANCIAL CORPORATION
                       STATEMENT OF FINANCIAL CONDITION
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS
CASH                                                                  $     10
                                                                      --------

TOTAL ASSETS                                                          $     10
                                                                      --------


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

LIABILITIES                                                           $      -

STOCKHOLDER'S EQUITY:
   Common Stock, no par value,
      20,000,000 shares authorized;
      1 share issued and outstanding                                        10
   Preferred stock, no par value,
      5,000,000 shares authorized,
      no shares issued and outstanding                                       -
                                                                      --------

         Total stockholder's equity                                         10
                                                                      --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $     10
                                                                      ========

See notes to financial statements.

                      INNES STREET FINANCIAL CORPORATION
                            STATEMENT OF CASH FLOW
          FOR THE PERIOD JULY 6, 1998 (DATE OF INCORPORATION) THROUGH
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from sale of one share of common stock                       $     10
                                                                      --------
Net cash provided by financing activities                                   10
                                                                      ========


Net increase in cash and cash equivalents                                   10
Cash and cash equivalents at beginning period                                -
                                                                      --------
Cash and cash equivalents at end of period                            $     10
                                                                      ========

                      INNES STREET FINANCIAL CORPORATION
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD JULY 6, 1998 (DATE OF INCORPORATION) THROUGH
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)
-------------------------------------------------------------------------------

                                                    COMMON STOCK
                                           ------------------------------
                                    SHARES             AMOUNT            TOTAL
                                    ------             ------            -----
Issuance of stock                        1             $   10            $  10
                                    ======             ======            =====

See notes to financial statements.

                      INNES STREET FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. Innes Street Financial Corporation, a North Carolina Corporation (the "Company"), was organized on July 6, 1998 by the Board of Directors of Citizens Bank, FSB (the "Bank") to acquire all of the capital stock that the Bank will issue upon its conversion from a mutual to stock form of ownership (the "Conversion"). The Company has not yet engaged in any business. Upon completion of the Conversion, its business will initially consist of its investment in the Bank, investing the proceeds of the Conversion that are retained by the Company and holding the indebtedness to be outstanding from the Citizens Bank, FSB Employee Stock Ownership Plan.

                              Citizens Bank, FSB

                             Financial Statements


                 Years ended September 30, 1998, 1997 and 1996


                                   CONTENTS

Report of Independent Auditors.............................................. 1

Audited Financial Statements

Statements of Condition..................................................... 2
Statements of Income........................................................ 3
Statements of Equity........................................................ 4
Statements of Cash Flows.................................................... 5
Notes to Financial Statements............................................... 6

                        Report of Independent Auditors


The Board of Directors
Citizens Bank, FSB

We have audited the accompanying statements of condition of Citizens Bank, FSB (formerly Citizens Savings Bank of Salisbury, S.S.B.) as of September 30, 1998 and 1997 and the related statements of income, equity, and cash flows for each of three years in the period ended September 30, 1998. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bank, FSB at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


                                                         /s/ Ernst & Young LLP


Winston-Salem, N.C.
November 18, 1998

                              Citizens Bank, FSB

                            Statements of Condition

                                                                             SEPTEMBER 30
                                                                  -----------------------------------
                                                                       1998                1997
                                                                  ---------------     ---------------
ASSETS
Cash and due from banks                                           $     8,927,380     $    12,019,170
Federal funds sold-overnight                                            4,355,000           4,033,000
                                                                  ---------------     ---------------
Cash and cash equivalents                                              13,282,380          16,052,170

Federal funds sold-term                                                 2,000,000           6,100,000
Mortgage-backed securities available for sale                           7,227,783          10,334,785
Mortgage-backed securities held to maturity (fair value of
 $1,614,024 and $2,374,768 at September 30, 1998 and 1997,
 respectively)                                                          1,564,791           2,328,072
Loans receivable, net                                                 159,248,042         159,458,143
Accrued interest receivable  loans and mortgage-backed
 securities                                                               843,196             909,815

Accrued interest receivable  investments                                  105,587              96,696
Investment in Federal Home Loan Bank stock                              1,824,800           1,824,800
Premises and equipment, net                                             1,178,903           1,337,835
Other                                                                   2,782,753           1,173,276
                                                                  ---------------     ---------------
Total assets                                                      $   190,058,235     $   199,615,592
                                                                  ===============     ===============

LIABILITIES AND EQUITY
Deposit accounts                                                  $   161,548,502     $   160,492,564
Advances from the Federal Home Loan Bank                               10,000,000          22,000,000
Advances from borrowers for taxes and insurance                           629,307             529,896
Accrued interest payable                                                   12,187              57,268
Other                                                                   1,895,863           1,906,968
                                                                  ---------------     ---------------
Total liabilities                                                     174,085,859         184,986,696

Commitments and contingencies (Note 12)

Retained earnings (substantially restricted)                           15,856,214          14,522,513
Net unrealized appreciation on securities available for sale              116,162             106,383
                                                                  ---------------     ---------------
Total equity                                                           15,972,376          14,628,896
                                                                  ---------------     ---------------
Total liabilities and equity                                      $   190,058,235     $   199,615,592
                                                                  ===============     ===============

See accompanying notes.

                              Citizens Bank, FSB

                             Statements of Income


                                                          YEAR ENDED SEPTEMBER 30
                                             ----------------------------------------------------
                                                  1998                1997              1996
                                             -------------       --------------     -------------
     Interest and fee income:
      Loans receivable                          12,067,605          $11,927,459       $11,766,458
      Mortgage-backed securities                   698,460              909,156           962,847
      Other interest-earning assets              1,148,476            1,065,039           960,732
                                             -------------       --------------     -------------
     Total interest income                      13,914,541           13,901,654        13,690,037

     Interest expense:
      Deposits                                   8,118,049            8,099,194         8,121,064
      Borrowings                                 1,069,177            1,772,941         1,861,581
                                             -------------       --------------     -------------
     Total interest expense                      9,187,226            9,872,135         9,982,645
                                             -------------       --------------     -------------
     Net interest income                         4,727,315            4,029,519         3,707,392

     Provision for loan losses                           -                    -                 -
                                             -------------       --------------     -------------
     Net interest income after
      provision for loan losses                  4,727,315            4,029,519         3,707,392


     Non-interest income:
      Loan servicing fees                          207,032              255,418           290,428
      Gain on sales of loans, net                  102,207               71,720             2,955
      Other                                        111,714               88,423            94,794
                                             -------------       --------------     -------------
     Total non-interest income                     420,953              415,561           388,177

     Non-interest expense:
      Compensation and benefits                  1,550,713            1,478,837         1,221,117
      Occupancy and equipment                      377,013              374,605           322,428
      SAIF special assessment                            -                    -         1,074,702
      Advertising and promotion                    198,112              217,679           148,498
      Data processing                              187,307              173,133           176,367
      Deposit insurance premium                    111,055              116,258           398,313
      Other                                        631,822              597,625           640,869
                                             -------------       --------------     -------------
     Total non-interest expense                  3,056,022            2,958,137         3,982,294
                                             -------------       --------------     -------------
     Income before income taxes                  2,092,246            1,486,943           113,275
     Provision for income taxes                    758,545              519,711            11,541
                                             -------------       --------------     -------------
     Net income                                  1,333,701          $   967,232       $   101,734
                                             =============       ==============     =============

See accompanying notes.

                              Citizens Bank, FSB

                             Statements of Equity

                                                                                   NET UNREALIZED
                                                                                    APPRECIATION
                                                                                   ON SECURITIES
                                                                 RETAINED            AVAILABLE
                                                                 EARNINGS             FOR SALE
                                                               -------------       ---------------
Balance at September 30, 1995                                  $  13,453,547       $             -
Net income                                                           101,734                     -
Net unrealized appreciation on securities available for
 sale, net of taxes of $1,347                                                                2,104
                                                               -------------       ---------------
Balance at September 30, 1996                                     13,555,281                 2,104

Net income                                                           967,232                     -
Net changes in unrealized appreciation on securities
 available for sale, net of taxes of $67,141                               -               104,279
                                                               -------------       ---------------
Balance at September 30, 1997                                     14,522,513               106,383

Net income                                                         1,333,701
Net changes in unrealized appreciation on securities
 available for sale, net of taxes of $5,624                                                  9,779
                                                               -------------       ---------------
Balance at September  30, 1998                                 $  15,856,214       $       116,162
                                                               =============       ===============

See accompanying notes.

                              Citizens Bank, FSB

                           Statements of Cash Flows

                                                                              YEAR ENDED SEPTEMBER 30
                                                                ----------------------------------------------------
                                                                    1998                 1997               1996
                                                                ------------         -----------        ------------
    OPERATING ACTIVITIES
    Net income                                                  $  1,333,701         $   967,232        $    101,734
    Adjustments to reconcile net income to net cash (used
     in) provided by operating activities:
      Depreciation                                                   173,378             163,466             147,738
      Amortization of premium on investments                           6,557               6,163               8,804
      Amortization of deferred loan fees                              77,338              46,347              23,024
      Deferred income taxes                                           17,569             111,994            (331,785)
      Gain on sales of loans, net                                   (102,207)            (71,720)             (2,955)
      Other, net                                                  (1,573,194)           (872,727)          1,156,687
                                                                ------------         -----------        ------------
    Net cash (used in) provided by operating activities              (66,858)            350,755           1,103,247

    INVESTING ACTIVITIES
    Purchases of federal funds sold-term                          (7,000,000)         (6,100,000)                  -
    Proceeds from maturity of federal funds sold-term             11,100,000                   -                   -
    Purchases of  securities held to maturity                              -                   -          (2,651,015)
    Principal repayment of mortgage-backed securities              3,879,129           2,474,103           2,813,127
    Proceeds from maturities of mortgage-backed securitie                  -              41,119             273,462
    Net (increase) decrease in loans                              (5,365,533)         (5,450,579)          4,487,781
    Proceeds from sales of loans                                   5,600,682           5,508,384           4,318,637
    Proceeds from sales of foreclosed real estate                          -             115,718                   -
    Purchases of premises and equipment                              (16,372)           (175,923)           (105,089)
                                                                ------------         -----------        ------------
    Net cash provided by (used in) investing activities            8,197,906          (3,587,178)          9,136,903

    FINANCING ACTIVITIES
    Net increase (decrease) in deposit amounts                     1,055,938          14,043,022         (12,859,535)
    Repayment of FHLB advances                                   (12,000,000)         (5,000,000)                  -
    Net increase (decrease) in mortgage escrow funds                  43,224              25,600            (410,203)
                                                                ------------         -----------        ------------
    Net cash (used in) provided by financing activities          (10,900,838)          9,068,622         (13,269,738)
                                                                ------------         -----------        ------------

    Net (decrease) increase in cash and cash equivalents          (2,769,790)          5,832,199          (3,029,588)
    Cash and cash equivalents at beginning of year                16,052,170          10,219,971          13,249,559
                                                                ------------         -----------        ------------
    Cash and cash equivalents at end of year                    $ 13,282,380         $16,052,170        $ 10,219,971
                                                                ============         ===========        ============

    Supplemental disclosure of cash flow data:
     Cash paid during the year for:
      Interest                                                  $  9,298,263         $ 9,893,528        $  9,993,704
      Taxes                                                     $    844,818         $   234,045        $    409,100
     Transfers from loans to foreclosed real estate             $          -         $         -        $     79,426

See accompanying notes.

                              Citizens Bank, FSB

                         Notes to Financial Statements

                              September 30, 1998


1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Citizens Bank, FSB (the Bank) is a federally chartered mutual savings bank offering full service banking to those within Salisbury and the surrounding communities. The Bank's primary regulator is the Office of Thrift Supervision. The Bank converted from a state chartered mutual savings bank ("Citizens Savings Bank of Salisbury, S.S.B.") to its current charter effective September 2, 1998.

USE OF ESTIMATES

The financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and overnight federal funds sold. The Bank considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

MORTGAGE-BACKED SECURITIES

Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

Securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in retained earnings.

The amortized cost of mortgage-backed securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security. Such amortization is included in interest income from investments. The cost of securities sold is based on the specific identification method.

                              Citizens Bank, FSB

1. ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE

Loans receivable that management has the intent and ability to hold until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans and unearned income.

Loan origination and commitment fees and certain direct costs are deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual lives of the related loans by use of the interest method.

The Bank provides a reserve for uncollected interest on all accrued interest on loans which are more than ninety days delinquent. Interest income is subsequently recognized on impaired loans only to the extent cash payments are received. The interest reserve is a reduction of accrued interest receivable for financial reporting purposes.

An allowance for loan losses is established by a provision charged to operations based on management's evaluation of the probable loss inherent in the loan portfolio. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral.

FORECLOSED REAL ESTATE

Foreclosed real estate acquired in settlement of loans is carried at the lower of cost or the fair value minus estimated costs to sell. Costs relating to the development and improvement of property are capitalized to the extent of the property's net realizable value, whereas those relating to holding the property are charged to expense.

PREMISES AND EQUIPMENT

Premises and equipment is stated at cost. Depreciation is computed by the straight-line method over the assets' estimated useful lives, which range from three to thirty years, for financial reporting purposes.

                              Citizens Bank, FSB

1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Bank accounts for income taxes using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes. Under Statement No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

2. MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investments in mortgage-backed securities are as follows:

                                                        SEPTEMBER 30, 1998
                                --------------------------------------------------------------------
                                                     GROSS              GROSS
                                 AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                   COST              GAINS              LOSSES             VALUE
                                -----------       ------------       ------------       ------------
HELD-TO-MATURITY
----------------
Mortgage-backed securities       $1,564,791           $ 49,233        $         -          1,614,024

AVAILABLE FOR SALE
------------------
Mortgage-backed securities        7,037,509            190,274                             7,227,783
                                -----------       ------------       ------------       ------------
                                 $8,602,300           $239,507        $         -         $8,841,807
                                ===========       ============       ============       ============

                                                        SEPTEMBER 30, 1997
                                --------------------------------------------------------------------
                                                      GROSS             GROSS
                                 AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                    COST              GAINS             LOSSES              VALUE
                                -----------       ------------       ------------       ------------
HELD-TO-MATURITY
----------------
Mortgage-backed securities      $ 2,328,072           $ 46,696       $          -        $ 2,374,768

AVAILABLE FOR SALE
------------------
Mortgage-backed securities       10,159,914            191,032             16,161         10,334,785
                                -----------       ------------       ------------       ------------
                                $12,487,986           $237,728       $     16,161        $12,709,553
                                ===========       ============       ============       ============

                              CITIZENS BANK, FSB

2. MORTGAGE-BACKED SECURITIES (CONTINUED)

Mortgage-backed securities are not due at a single maturity date. Hence, there is no contractual maturity for mortgage-backed securities as of September 30, 1998.

Securities carried at $806,281 and $1,957,271 at September 30, 1998 and 1997, respectively, were designated as security for deposits and public funds.

All securities are backed by either FNMA, GNMA, or FHLMC.

3. LOANS RECEIVABLE, NET

Loans receivable, net consisted of the following:

                                                                           SEPTEMBER 30
                                                              -------------------------------------
                                                                     1998                1997
                                                              -----------------   -----------------
     1-4 family                                                    $136,279,370        $140,856,148
     Home equity                                                     17,171,204          11,063,340
     Construction and development                                     4,117,777           5,638,608
     Nonresidential                                                   1,617,422           2,219,680
     Multi-family                                                     1,311,782           1,592,000
                                                              -----------------   -----------------
     Mortgage loans                                                 160,497,555         161,369,776
     Other loans                                                      1,667,113           1,918,690
                                                              -----------------   -----------------
                                                                    162,164,668         163,288,466
     Less:
      Allowance for loan losses                                       1,223,627           1,222,675
      Loans in process                                                1,539,951           2,446,664
      Deferred fees, net                                                 93,481              56,828
      Unearned income                                                    59,567             104,156
                                                              -----------------   -----------------
                                                                      2,916,626           3,830,323
                                                              -----------------   -----------------
                                                                   $159,248,042        $159,458,143
                                                              =================   =================

Mortgage loans at September 30, 1998, 1997 and 1996, are net of participations and whole loans serviced for others, in the amounts of $55,462,955, $66,796,725 and $74,854,060, respectively. Custodial escrow balances maintained in connection with loans serviced for others were $372,745, $379,987 and $398,750 at September 30, 1998, 1997 and 1996, respectively.

                              CITIZENS BANK, FSB

3. LOANS RECEIVABLE, NET (CONTINUED)

Changes in the allowance for loan losses are summarized as follows:

                                                       YEAR ENDED SEPTEMBER 30
                                           ------------------------------------------------
                                                 1998             1997             1996
                                           --------------   --------------   --------------
     Balance at beginning of year              $1,222,675       $1,215,301       $1,214,570
     Provision for loan losses                          -                -                -
     Charge-offs                                        -                -                -
     Recoveries                                       952            7,374              731
                                           --------------   --------------   --------------
     Balance at end of year                    $1,223,627       $1,222,675       $1,215,301
                                           ==============   ==============   ==============

The Bank primarily grants residential loans to customers in Salisbury, North Carolina and surrounding communities. The loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Bank generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.

Effective October 1, 1995, the Bank prospectively adopted FASB Statement No. 114 Accounting by Creditors for Impairment of a Loan (FASB 114), as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures (FASB 118). This standard defines a loan as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The adoption of FASB 114 and FASB 118 did not have a material impact on the Corporation's financial position or results of operations. Impaired loans totaled $199,649 and $346,639 at September 30, 1998 and 1997, respectively.

The Bank adopted FASB Statement No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (FASB 125), as of January 1, 1997. This Statement, which supercedes FASB 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of FASB 125 did not have a material impact on the Bank's financial position or results of operations.

                              CITIZENS BANK, FSB

4. OPERATING LEASES

The following is a summary of future minimum rental payments for office facilities required under operating leases that have initial or remaining noncancellable lease terms in excess of one year:

     Year ending September 30:
      1999                                                                        $41,676
      2000                                                                         17,365
                                                                         ----------------
      Total minimum payments required                                             $59,041
                                                                         ================

5. DEPOSIT ACCOUNTS

                                                                                 SEPTEMBER 30
                                                                    -------------------------------------
                                                                           1998                1997
                                                                    -----------------   -----------------
     Demand                                                              $  1,331,049        $  1,549,739
     NOW                                                                    5,892,705           5,247,427
     Money market                                                           2,453,688           3,125,504
     Passbook savings                                                      40,131,039          31,395,288
     Certificates of deposit                                              111,740,021         119,174,606
                                                                    -----------------   -----------------
     Total deposits                                                      $161,548,502        $160,492,564
                                                                    =================   =================

Demand deposits are non-interest bearing. All other deposit types bear interest.

The aggregate amount of certificates of deposit with a minimum denomination in excess of $100,000 was $14,559,420 and $12,815,064 at September 30, 1998 and
1997, respectively.  Deposits which exceed $100,000 are not federally insured.

At September 30, 1998, scheduled maturities of certificates of deposit are as follows:

     Year ending September 30:
      1999                                                                $ 85,653,315
      2000                                                                  22,408,150
      2001                                                                   3,347,423
      2002                                                                     138,200
      2003 and thereafter                                                      192,933
                                                                      ----------------
                                                                          $111,740,021
                                                                      ================

                              Citizens Bank, FSB

5. DEPOSIT ACCOUNTS (CONTINUED)

Interest expense on deposits is summarized as follows:

                                                                         YEAR ENDED SEPTEMBER 30
                                                            ------------------------------------------------
                                                                  1998             1997             1996
                                                            --------------   --------------   --------------
     NOW                                                        $   81,210       $   73,973       $   71,690
     Money market                                                   70,343           83,380          102,698
     Passbook savings                                            1,625,099        1,318,969        1,013,908
     Certificates of deposit                                     6,341,397        6,622,872        6,932,768
                                                            --------------   --------------   --------------
                                                                $8,118,049       $8,099,194       $8,121,064
                                                            ==============   ==============   ==============

The Bank had on deposit amounts from certain directors and executive officers of $1,051,663 and $923,960 as of September 30, 1998 and 1997, respectively.

6. ADVANCES FROM THE FEDERAL HOME LOAN BANK

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock in the FHLB and qualifying first mortgage loans. The carrying value of qualifying first mortgage loans was $137,879,871 and $139,767,321 as of, September 30, 1998 and 1997, respectively.

At September 30, 1998, scheduled maturities of FHLB advances are summarized as follows:

     Year ending September 30:
      1999                                                  $ 9,000,000
      2000                                                    1,000,000
                                                            -----------
      Total minimum payments required                       $10,000,000
                                                            ===========

Interest rates on FHLB advances are fixed, and the weighted average interest rate was 6.89% at September 30, 1998 and 1997. The Bank had available credit with the FHLB of $30,000,000 and $18,000,000 as of September 30, 1998 and 1997,
respectively.

                              Citizens Bank, FSB

7. PENSION PLANS

On March 31, 1998, The Board of Directors of the Bank terminated its non-contributory defined benefit pension plan effective July 31, 1998. At the time the pension plan was terminated, it was fully funded. The benefits accrued by employees under the plan have been transferred, at the election of each employee, to the Bank's new 401(k) retirement plan.

The Bank implemented a 401(k) retirement plan effective July 1, 1998. All eligible employees may elect to contribute a percentage of their compensation to the plan each year, subject to certain maximums imposed by federal law. The Bank will match 50% of each participant's contribution, up to 3% of participant's compensation. The Bank also intends to make discretionary contributions to the plan, expected to equal approximately 3% each year. Participants are fully vested in the amounts they contribute to the plan. Participants will be fully vested in employer matching contributions after one year of service. Contribution expense related to this plan was $18,318 for the year ended September 30, 1998.

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank's deferred tax assets and liabilities are summarized as follows.

                                                               SEPTEMBER 30
                                                       -------------------------------
                                                          1998               1997
                                                       ------------       ------------
    Deferred tax assets:
     Deferred compensation                             $   $434,982       $    351,578
     Allowance for loan losses                              329,055            291,997
     Depreciation                                            43,007             30,434
     Loans to facilitate sales of foreclosed real
      estate                                                 31,320             32,449
     Other                                                   51,557             65,495
                                                       ------------       ------------
    Total deferred tax assets                               889,921            771,953

    Deferred tax liabilities:
     FHLB stock dividends                                   197,944            198,782
     Deferred fees                                          260,946            147,773
     Net unrealized appreciation on securities
      available for sale                                     74,112             68,488
     Other                                                   32,787              9,585
                                                       ------------       ------------
    Total deferred tax liabilities                          565,789            424,628
                                                       ------------       ------------
    Net deferred tax asset                             $    324,132       $    347,325
                                                       ============       ============

                              Citizens Bank, FSB

8. INCOME TAXES (CONTINUED)

The following is a summary of provision for income taxes:

                                                           YEAR ENDED SEPTEMBER 30
                                           ------------------------------------------------------
                                                  1998               1997               1996
                                           ----------------   ----------------   ----------------
    Current:
     Federal                                       $652,320           $390,900          $ 342,537
     State                                           88,656             16,817                789
                                           ----------------   ----------------   ----------------
    Total current                                   740,976            407,717            343,326

    Deferred:
     Federal                                         11,152             90,519           (266,047)
     State                                            6,417             21,475            (65,738)
                                           ----------------   ----------------   ----------------
    Total deferred                                   17,569            111,994           (331,785)
                                           ----------------   ----------------   ----------------
                                                   $758,545           $519,711          $  11,541
                                           ================   ================   ================

The Bank's effective tax rate differs from that computed at the statutory federal income tax rate, as follows:

                                                                   YEAR ENDED SEPTEMBER 30
                                                   --------------------------------------------------------
                                                          1998                1997                1996
                                                   ----------------    ----------------    ----------------
    Tax at statutory rate                                  $711,363            $505,559            $ 38,514
    State income tax, net of federal income
     tax benefit                                             58,325              33,296             (30,259)
    Other                                                   (11,143)            (19,144)              3,286
                                                   ----------------    ----------------    ----------------
                                                           $758,545            $519,711            $ 11,541
                                                   ================    ================    ================
    Statutory federal tax rate                                   34%                 34%                 34%
                                                            =======             =======             =======

    Effective tax rate                                           36%                 35%                 10%
                                                            =======             =======             =======

Savings and loan associations which met certain definitional tests and operating requirements prescribed by the Internal Revenue Code were allowed a special bad debt deduction, extended expiration dates for net operating loss carryforwards and other special tax provisions.

                              Citizens Bank, FSB

8. INCOME TAXES (CONTINUED)

The special bad debt deduction was based on either specified experience formulas or a specified percentage of taxable income before such deduction. The deduction was subject to certain limitations based on the aggregate loans, savings account balances and retained earnings at year end. Gains and losses on sales of repossessed property and provisions for losses on loans and real estate foreclosed were generally adjustments to the tax bad debt reserve and not included in the computation of taxable income before this deduction. Effective October 1, 1996 this deduction was no longer allowed. In addition, a portion of the tax bad debt reserve is required to be recaptured over six years. The Bank recaptured $93,638 and $95,428 into income for income tax purposes for the years ended September 30, 1998 and 1997, respectively.

Retained earnings at year end include tax bad debt reserves of approximately $3,735,000, for which no provision for federal income tax has been made. If, in the future, these amounts are used for any purpose other than to absorb bad debt losses, or the Bank ceases to be qualified as a savings bank, they may be subject to federal income tax at the then prevailing corporate tax rate. If federal income taxes had been provided the deferred tax liability would have been approximately $1,270,000.

9. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted assets (as defined). Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                              Citizens Bank, FSB

9. REGULATORY MATTERS (CONTINUED)

As of September 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Tier 1 and total capital ratios as set forth in the table. The amounts and ratios as of September 30, 1998 and 1997 were set forth under the criteria established by the Office of Thrift Supervision and Federal Deposit Insurance Corporation, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.


                             (Dollars in thousands)

                                                                                                     TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                        MINIMUM FOR CAPITAL       PROMPT CORRECTIVE
                                                     ACTUAL              ADEQUACY PURPOSES         ACTION PROVISIONS
                                             ---------------------    ----------------------    ---------------------
                                               RATIO      AMOUNT        RATIO       AMOUNT        RATIO      AMOUNT
                                             ---------------------    ----------------------    ---------------------
AS OF SEPTEMBER 30, 1998:

Equity and ratio to total assets               8.40%    $ 15,972

Unrealized appreciation of
 securities available for sale                              (116)
                                                         -------
Tier 1 (Core) and ratio to adjusted
 total assets                                  8.35%    $ 15,856        4.00%        $7,595        5.00%     $ 9,494
                                                        ========                     ======                  =======
Tier 1 (Core) and ratio to
 risk-weighted assets                         15.59%      15,856        4.00%        $4,068        6.00%     $ 6,102
                                                                                     ======                  =======
Allowance for loan losses                                  1,224
                                                        --------
Total Risk-Based Capital and ratio
 to risk-weighted assets                      16.79%    $ 17,080        8.00%        $8,136       10.00%     $10,170
                                                        ========                     ======                  =======
Total assets                                            $190,058
                                                        ========
Adjusted total assets                                   $189,883
                                                        ========
Risk-weighted assets                                    $101,698
                                                        ========

                              Citizens Bank, FSB

9. REGULATORY MATTERS (CONTINUED)

                                                                                                TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                MINIMUM FOR CAPITAL          PROMPT CORRECTIVE
                                           ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                                   ---------------------      ----------------------       ---------------------
                                    RATIO       AMOUNT         RATIO        AMOUNT            RATIO     AMOUNT
                                   ---------------------      ----------------------       ---------------------
AS OF SEPTEMBER 30, 1997:

Equity and ratio to total assets       7.33%     $14,629

Unrealized appreciation of
 securities available for sale                      (106)
Intangible assets                                    (16)
                                              ----------
                                                    (122)
Tier 1 Capital and ratio to average
 assets                                7.28%     $14,507        4.00%       $7,974          5.00%       $9,967
                                              ==========                ==========                  ==========
Tier 1 Capital and ratio to
 risk-weighted assets                 14.45%      14,507        4.00%       $4,016          6.00%       $6,024
                                                                        ==========                  ==========
Allowance for loan losses                          1,223
                                              ----------
Total Capital and ratio to
 risk-weighted assets                 15.67%     $15,730        8.00%       $8,032         10.00%      $10,040
                                              ==========                ==========                  ==========
Total assets                                    $199,616
                                              ==========
Average total assets                            $199,348
                                              ==========
Risk-weighted assets                            $100,396
                                              ==========

10. FDIC ASSESSMENT

The FDIC made a one-time assessment on all SAIF-insured deposits, for $.657 per $100 of domestic deposits, held as of March 31, 1995. This one-time assessment was intended to recapitalize the SAIF to the required level of 1.25% of insured deposits, and was paid in the first quarter of fiscal 1997.

The effect on the Bank was a pretax charge of $1,074,702, or $654,000 after tax for the year ended September 30, 1996.

                              Citizens Bank, FSB

11. OTHER NON-INTEREST EXPENSE

Other non-interest expense amounts are summarized as follows:

                                                         YEAR ENDED SEPTEMBER 30
                                             ---------------------------------------------
                                                  1998            1997            1996
                                             -------------   -------------   -------------
          Printing, postage and supplies          $134,647        $124,510        $112,020
          Professional and legal fees              135,009          83,658          90,019
          Insurance premiums                        31,439          33,068          45,292
          Telephone                                 48,185          43,829          38,449
          Other                                    282,542         312,560         355,089
                                             -------------   -------------   -------------
                                                  $631,822        $597,625        $640,869
                                             =============   =============   =============

12. COMMITMENTS

In conjunction with its lending activities, the Bank enters into various commitments to extend credit. Loan commitments (unfunded loans and unused lines of credit) are issued to accommodate the financing needs of the Bank's customers. Loan commitments are agreements by the Bank to lend at a future date, so long as there are no violations of any conditions established in the agreement.

Financial instruments (primarily equity lines), where the contract amount represents the Bank's credit risk included unused lines of credit of $15,053,671 and $8,927,327 at September 30, 1998 and 1997, respectively.

These loan commitments are subject to the same credit policies and reviews as loans on the statement of condition. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

Outstanding commitments on mortgage loans not yet closed amounted to $7,256,700 and $2,284,316 at September 30, 1998 and 1997, respectively. Approximately 88% and 67% of these commitments were at fixed interest rates as of September 30, 1998 and 1997, respectively. The fixed rates ranged from 5.875% to 10.75% and 7% to 11% at September 30, 1998 and 1997, respectively. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within a six-month period.

                              Citizens Bank, FSB

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value of expected cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

     Investment Securities
     ---------------------
     Fair values for investment securities are based on quoted market prices. For purposes of determining the fair value of Federal Home Loan Bank stock, for which quoted market prices are not available, the carrying amount of the stock has been considered the fair value.

     Loans Receivable
     ----------------
     The fair value of all categories of loans is estimated by discounting their expected future cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio.

     Deposit Accounts
     ----------------
     The fair value of demand deposits (e.g., interest and non-interest bearing and money market accounts) is assumed to be their carrying amount. The fair value of savings certificates is estimated using a discounted cash flow calculation that applies rates currently being offered on instruments with similar remaining maturities.

                              Citizens Bank, FSB

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Advances from the Federal Home Loan Bank
     ----------------------------------------
     The fair value of advances from the Federal Home Loan Bank is estimated using discounted cash flow analysis based upon rates currently available to the Bank on similar instruments.

     Off-Balance Sheet Instruments
     -----------------------------
     Fair values of the Bank's commitments to extend credit and stand-by letters of credit are nominal since they have short maturities, and the committed rates approximate current rates offered for commitments with similar rate and maturity characteristics.

Many of the Bank's assets and liabilities are short-term financial instruments whose carrying amounts reported in the statement of condition approximate fair value. These items include cash and due from banks, accrued interest receivable and the financial instruments included in other assets and liabilities. The estimated fair values of the Bank's remaining on-balance sheet financial instruments are summarized as follows:

                                                              SEPTEMBER 30, 1998
                                                    -------------------------------------
                                                         CARRYING            ESTIMATED
                                                           VALUE            FAIR VALUE
                                                    -----------------   -----------------
    Financial assets:
     Mortgage-backed securities                     $       8,792,574   $       8,841,807
     Loans receivable                                     159,248,042         162,224,193
     Federal Home Loan Bank stock                           1,824,800           1,824,800

    Financial liabilities:
     Deposit accounts                                     161,548,502         162,240,481
     Advances from the Federal Home Loan Bank              10,000,000          10,104,000

                              Citizens Bank, FSB

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                  SEPTEMBER 30, 1997
                                                         -----------------------------------
                                                              CARRYING          ESTIMATED
                                                               VALUE            FAIR VALUE
                                                         ----------------   ----------------
    Financial assets:
     Mortgage-backed securities                          $     12,662,857   $     12,709,553
     Loans receivable                                         159,458,143        161,354,447
     Federal Home Loan Bank stock                               1,824,800          1,824,800

    Financial liabilities:
     Deposit accounts                                         160,492,564        160,475,958
     Advances from the Federal Home Loan Bank                  22,000,000         22,141,000

Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

14. PLAN OF CONVERSION

Effective September 2, 1998, the Bank converted from a North Carolina chartered mutual savings bank to a federally chartered mutual savings bank. On September 10, 1998, the Board of Directors of the Bank adopted a Plan of Conversion (the
Plan) under which the Bank will convert from a federally chartered mutual savings bank to a federally chartered stock savings bank. As part of the Plan, the Bank will become a wholly-owned subsidiary of a holding company, Innes Street Financial Corporation, formed in connection with the conversion. The holding company plans to issue common stock to be sold in the conversion and will use a portion of the net proceeds to purchase the capital stock of the Bank. The Plan has been approved by regulatory authorities and is subject to approval by the members of the Bank at a special meeting. If the stock offering is successful, it is anticipated that shares of the holding company will be traded beginning in January 1999.

At the time of the conversion, the Bank will establish a liquidation account in the amount equal to its regulatory capital as of the latest practicable date before the conversion at which such regulatory capital can be determined. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account.
In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may

                              Citizens Bank, FSB

14. PLAN OF CONVERSION (CONTINUED)

not pay dividends that would reduce stockholders' equity below the required liquidation account balance. Under the Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts that are both well capitalized and given a favorable qualitative examination rating by the OTS.

Conversion costs will be deferred and deducted from the proceeds of the shares sold in the conversion. If the conversion is not completed, all costs will be charged to expense. At September 30, 1998, deferred conversion costs of $190,447 have been recorded in the statement of condition.

15. IMPACT OF YEAR 2000 - UNAUDITED

The Bank uses a third party to process all customer transactions and maintain the books and record of the Bank and its customers. However, some of the Bank's PC-based software was written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Bank has completed an assessment, including monitoring the progress of the third party processor, and it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is expected to be minimal due to Citizen's purchase of all new computers unrelated to Year 2000. All costs will be expensed as incurred. To date, the Bank has incurred and expensed approximately $1,500, primarily for Year 2000 software testing.

The Bank's systems are estimated to be Year 2000 compliant not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Bank believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Bank.

                              Citizens Bank, FSB

15. IMPACT OF YEAR 2000 - UNAUDITED  (CONTINUED)

The costs of the project and the date on which the Bank believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                                   PART III


Item 13.  Exhibits and Reports on Form 8-K

13(a)     Exhibits

          (27) Financial Data Schedule

13(b)     N/A

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INNES STREET FINANCIAL CORPORATION


Date: January 15, 1999              By:  /s/Ronald E. Bostian
                                         ---------------------------------------
                                         Ronald E. Bostian
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                             Title                           Date
---------                                             -----                           ----

/s/Ronald E. Bostian                    President, Chief Executive              January 15, 1999
--------------------------------
Ronald E. Bostian                       Officer and Chairman of the Board

/s/Dianne E. Hawkins                    Vice President, Treasurer               January 15, 1999
--------------------------------
Dianne E. Hawkins                       and Controller

/s/Malcolm B. Blankenship, Jr.          Director                                January 15, 1999
--------------------------------
Malcolm B. Blankenship, Jr.

/s/James W. Duke                        Director                                January 15, 1999
--------------------------------
James W. Duke

/s/Harold C. Earnhardt                  Vice Chairman                           January 15, 1999
--------------------------------
Harold C. Earnhardt

/s/K. V. Epting, Jr.                    Director                                January 15, 1999
--------------------------------
K. V. Epting, Jr.

/s/Gordon P. Hurley                     Director                                January 15, 1999
--------------------------------
Gordon P. Hurley

/s/Bobby A. Lomax                       Director                                January 15, 1999
--------------------------------
Bobby A. Lomax

                               INDEX TO EXHIBITS

Exhibit No.

     (27) Financial Data Schedule