Form 10QSB
period 1998-12-31
INNES STREET FINANCIAL CORP
filed 1999-02-16
CIK 1063257

                    U. S. Securities and Exchange Commission
                                Washington, D.C.

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended  December 31, 1998
                                     -----------------


[ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
       For the transition period from  __________  to ___________


                       Commission file number  333-63363
                                               ---------


                       INNES STREET FINANCIAL CORPORATION
                       ----------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

          NORTH  CAROLINA                                  56-2101799
          ---------------                                  ----------
      (State or other jurisdiction             (IRS Employer Identification No.)
   of  incorporation or organization)



                             401 WEST INNES STREET
                             SALISBURY,  NC 28144
                             --------------------
                    (Address of principal executive office)

                                (704) 633-2341
                                --------------
                          (Issuer's telephone number)


   Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X
                                                                     -

   As of January 31, 1999 there were 2,248,250 shares of the Registrant's common stock outstanding.

               INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I.    FINANCIAL INFORMATION                                                      3
------     ---------------------

Item 1.    Financial Statements (unaudited)

           Consolidated Statements of  Condition  at December  31, 1998
           and September 30, 1998                                                     4

           Consolidated Statements of Income for the Three - Month
           Periods Ended December 31, 1998 and 1997                                   5

           Consolidated Statements of  Shareholders' Equity for the Three - Month
           Periods Ended December 31, 1998 and 1997                                   6

           Consolidated Statements of Cash Flows for the Three - Month
           Periods Ended December 31, 1998 and 1997                                   7

           Notes to Unaudited Consolidated Financial Statements                       8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     9-11

PART II.   OTHER INFORMATION                                                         12
-------    -----------------

Item 1.    Legal Proceedings                                                         13

Item 6.    Exhibits and Reports on Form 8-K                                          13

           Signature Page                                                            14

               INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
------   --------------------

               INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                                  DECEMBER 31,            SEPTEMBER 30,
                                                                                      1998                     1998
                                                                              ------------------       ------------------
                                                                                  (Unaudited)
 ASSETS
 Cash and due from banks                                                            $ 22,662,049             $  8,927,380
 Federal funds sold-overnight                                                         13,413,000                4,355,000
                                                                              ------------------       ------------------
 Cash and cash equivalents                                                            36,075,049               13,282,380

 Federal funds sold-term                                                               1,000,000                2,000,000
 Mortgage-backed securities available for sale                                         6,070,910                7,227,783
 Mortgage-backed securities held to maturity (fair value of $1,328,295 and
    $1,614,024 at December 31, 1998 and September 30, 1998, respectively)              1,287,320                1,564,791
 Loans receivable, net                                                               158,703,984              159,248,042
 Premises and equipment, net                                                           1,366,841                1,178,903
 Other                                                                                 6,404,122                5,556,336
                                                                              ------------------       ------------------
 Total assets                                                                       $210,908,226             $190,058,235
                                                                              ==================       ==================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposit accounts                                                                   $161,135,666             $161,548,502
 Advances from the Federal Home Loan Bank                                             10,000,000               10,000,000
 Other                                                                                 3,699,879                2,537,357
                                                                              ------------------       ------------------
 Total liabilities                                                                   174,835,545              174,085,859


 Preferred stock, no par value:
     Authorized -   5,000,000 shares; none issued and outstanding                              -                        -
 Common stock, no par value:
    Authorized -  20,000,000 shares; issued and outstanding: 2,248,250
    shares at December 31, 1998                                                                -                        -
 Paid in capital                                                                      21,598,347                        -
 Retained earnings (substantially restricted)                                         16,200,259               15,856,214
 Unallocated ESOP stock                                                               (1,798,600)                       -
 Accumulated other comprehensive income                                                   72,675                  116,162
                                                                              ------------------       ------------------
 Total shareholders' equity                                                           36,072,681               15,972,376
                                                                              ------------------       ------------------
 Total liabilities and shareholders' equity                                         $210,908,226             $190,058,235
                                                                              ==================       ==================

 See accompanying notes.

               INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                                              --------------------------------------------
                                                                                      1998                     1997
                                                                              -------------------      -------------------
Interest and fee income:
   Loans receivable                                                                    $2,974,108               $2,994,106
   Mortgage-backed securities                                                             133,853                  194,931
   Other interest-earning assets                                                          289,584                  327,065
                                                                              -------------------      -------------------
Total interest income                                                                   3,397,545                3,516,102

Interest expense:
   Deposits                                                                             2,001,767                2,081,225
   Borrowings                                                                             174,232                  347,898
                                                                              -------------------      -------------------
Total interest expense                                                                  2,175,999                2,429,123
                                                                              -------------------      -------------------
Net interest income                                                                     1,221,546                1,086,979

                                                                              -------------------      -------------------
Provision for loan losses                                                                       -                        -
                                                                              -------------------      -------------------
 Net interest income after provision for loan
  losses                                                                                1,221,546                1,086,979

Non-interest income:
   Loan servicing fees                                                                     41,799                   55,000
   Gain on sales of loans, net                                                             39,430                   14,451
   Other                                                                                   44,287                   27,195
                                                                              -------------------      -------------------
Total non-interest income                                                                 125,516                   96,646

Non-interest expense:
   Compensation and benefits                                                              421,365                  371,882
   Occupancy and equipment                                                                103,181                   86,281
   Advertising and promotion                                                               24,817                   65,061
   Data processing                                                                         47,913                   44,854
   Deposit insurance premium                                                               23,423                   36,909
   Other                                                                                  179,971                  165,124
                                                                              -------------------      -------------------
Total non-interest expense                                                                800,670                  770,111
                                                                              -------------------      -------------------
Income before income taxes                                                                546,392                  413,514
Provision for income taxes                                                                202,347                  151,560
                                                                              -------------------      -------------------
Net income                                                                             $  344,045               $  261,954
                                                                              ===================      ===================

Basic and diluted earnings per share (Note 2)                                               $0.17                      N/A
Weighted average shares outstanding (Note 2)                                            2,068,390                      N/A

See accompanying notes.

               INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (Unaudited)


                                                                                                                   Accumulated
                                             Shares of                                   Deferred    Unallocated      Other
                                              Common                       Retained    Compensation      ESOP      Comprehensive
                                               Stock    Paid in Capital    Earnings        Plans        Stock         Income
                                             ---------  ---------------  -----------   ------------  ------------  -------------
Balance at September 30, 1997                                            $14,522,513                                    $106,383
Net income                                                                   261,954
Net changes in unrealized appreciation on
 securities available for sale, net of
 taxes of $2,328                                                                                                           3,612
                                                                         -----------                               -------------
Balance at December 31, 1997                                             $14,784,467                                    $109,995
                                                                         ===========                               =============


Balance at September 30, 1998                                            $15,856,214                                    $116,162
Net proceeds from Initial Public Offering    2,248,250     $21,598,347
Net income                                                                   344,045
Shares purchased and held in Rabbi Trusts                                              $ 1,219,780
Deferred compensation obligation                                                        (1,219,780)
Issuance of ESOP shares                                                                              $(1,798,600)
Net changes in unrealized appreciation on
 securities available for sale, net of
 taxes of ($28,065)                                                                                                      (43,487)
                                             ---------  --------------   -----------   -----------   -----------   -------------
Balance at December 31, 1998                 2,248,250     $21,598,347   $16,200,259   $         -   $(1,798,600)       $ 72,675
                                             =========  ==============   ===========   ===========   ===========   =============


                                                      Total
                                                  Shareholders'
                                                     Equity
                                                  -------------
Balance at September 30, 1997                     $14,628,896
Net income                                            261,954
Net changes in unrealized appreciation on
 securities available for sale, net of
 taxes of $2,328                                        3,612
                                                  -----------
Balance at December 31, 1997                      $14,894,462
                                                  ===========


Balance at September 30, 1998                     $15,972,376
Net proceeds from Initial Public Offering          21,598,347
Net income                                            344,045
Shares purchased and held in Rabbi Trusts           1,219,780
Deferred compensation obligation                   (1,219,780)
Issuance of ESOP shares                            (1,798,600)
Net changes in unrealized appreciation on
 securities available for sale, net of
 taxes of ($28,065)                                   (43,487)
                                                  -----------
Balance at December 31, 1998                      $36,072,681
                                                  ===========

See accompanying notes

               INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                               1998                     1997
                                                                      -------------------       ------------------
OPERATING ACTIVITIES
Net income                                                                    $   344,045              $   261,954
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation                                                                  45,298                   40,837
     Amortization of premium on investments                                         2,127                    2,408
     Amortization of deferred loan fees                                            19,110                   22,399
     Deferred income taxes                                                        (34,437)                 (19,056)
     Gain on sales of loans, net                                                  (39,430)                 (14,467)
     Other, net                                                                   534,023                  (60,535)
                                                                      -------------------       ------------------
Net cash provided by operating activities                                         870,736                  233,540

INVESTING ACTIVITIES
Purchases of federal funds sold-term                                                    -               (5,000,000)
Proceeds from maturity of federal funds sold-term                               1,000,000                3,100,000
Principal repayment of mortgage-backed securities                               1,360,665                1,058,871
Net (increase) decrease in loans                                               (1,895,857)               1,044,169
Proceeds from sales of loans                                                    2,460,235                  594,047
Purchases of premises and equipment                                              (230,516)                  (5,513)
                                                                      -------------------       ------------------
Net cash provided by investing activities                                       2,694,527                  791,574

FINANCING ACTIVITIES
Net decrease in deposit amounts                                                  (412,836)                (300,503)
Repayment of FHLB advances                                                              -               (3,000,000)
Net decrease in mortgage escrow funds                                            (159,505)                  (6,941)
Net proceeds from issuance of common stock                                     21,598,347                        -
Purchase of common stock by ESOP plan                                          (1,798,600)                       -
                                                                      -------------------       ------------------
Net cash provided by (used in) financing activities                            19,227,406               (3,307,444)

Net increase (decrease) in cash and cash equivalents                           22,792,669               (2,282,330)
Cash and cash equivalents at beginning of period                               13,282,380               16,052,170
                                                                      -------------------       ------------------
Cash and cash equivalents at end of period                                    $36,075,049              $13,769,840
                                                                      ===================       ==================

See accompanying notes

               INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization

Innes Street Financial Corporation (the "Company") was incorporated on July 6, 1998 to serve as the holding company for Citizens Bank, FSB (the "Bank") upon the Bank's conversion from a federal chartered mutual savings bank to a federally chartered stock savings bank ("Conversion"). The Conversion was completed on December 28, 1998 through the sale and issuance of 2,248,250 shares of common stock by the Company. Information set forth in this report relating to periods prior to the Conversion, including financial statements and related data, relates to the Bank.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998.

2.  Earnings Per Share

Earnings per share ("EPS") has been computed for the three months ended December 31, 1998 based upon weighted average common shares outstanding of 2,248,250. The Company's initial public offering closed on December 28, 1998, therefore the EPS calculation is not applicable for the three months ended December 31, 1997. For purposes of earnings per share calculations for the three months ended December 31, 1998, shares issued on December 28, 1998 have been assumed to be outstanding as of October 1, 1998. The Company had no dilutive securities outstanding during the three months ended December 31, 1998, therefore diluted EPS is the same as basic EPS.


                                                                   Three Months
                                                                       Ended
                                                                   December 31,
                                                                   -----------
                                                                       1998
                                                                   -----------
Net Income                                                         $  344,045

Weighted average shares outstanding                                 2,248,250
Less weighted average unallocated ESOP shares                        (179,860)
                                                                   ----------
Total weighted average shares outstanding                           2,068,390
Basic and diluted earnings per share                               $     0.17

               INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

Total assets were $210.9 million at December 31, 1998 and $190.1 million at September 30, 1998, an increase of $20.9 million or 11%. The Company's issuance of common stock in December 1998 accounted for approximately $20 million of this increase. In December 1998, the Company loaned the Employee Stock Ownership Plan
(ESOP) $1.8 million to purchase stock in the initial offering.

Cash and cash equivalents increased from $13.3 million at September 30, 1998 to $36.1 million at December 31, 1998. This increase of $22.8 million, or 171.4%, was primarily due to the net proceeds from the issuance of common stock.

Mortgage-backed securities available for sale and mortgage-backed securities held to maturity decreased from $8.8 million at September 30, 1998 to $7.4 million at December 31, 1998. This decrease of $1.4 million, or 15.9%, was due to scheduled repayments.

Premises and equipment, net increased from $1.2 million at September 30, 1998 to $1.4 million at December 31, 1998. This increase of $0.2 million resulted from the Company installing a local area network and the upgrading of its computer hardware to accommodate the requirements of its service bureau's software. The new hardware will also be year 2000 compliant.

Other assets increased $0.8 million, or 14.3%, from $5.6 million at September 30, 1998 to $6.4 million at December 31, 1998. During the quarter ended December 31, 1998 the Company loaned the ESOP $1.8 million to purchase stock in the conversion.

Effective on the IPO date, 121,978 shares of the Company's stock were purchased by certain employees and directors in conjunction with the respective nonqualified deferred compensation plans. The purchase price of the shares, and corresponding liability, have been recorded in shareholders' equity. The result was a decrease in other assets and other liabilities of $1,219,780 at December 31, 1998 compared to September 30, 1998.

Other liabilities increased $1.2 million, or 48%, from $2.5 million at September 30, 1998 to $3.7 million at December 31, 1998. The majority of this increase is a result of the Company establishing an ESOP for the benefit of its eligible employees. This ESOP obligation increased other liabilities by $1.8 million. Also, the Company experienced an increase in the amount due Integrated Payment Systems(IPS). The Bank issues official checks daily for itself and on behalf of its customers which results in a payable to IPS. The Bank remits cash the next business day to settle this liability. The official checks issued on September 30, 1998 were $0.6 million less than the official checks issued on December 31, 1998.

Paid in capital increased $21.6 million from September 30, 1998 due to the Company issuing 2,248,250 shares of its common stock, no par value, at $10 per share as part of the Conversion.

Unallocated ESOP stock increased by 100% to $1.8 million. This increase was a result of the Company establishing an ESOP on behalf of its eligible employees. Unallocated ESOP stock will decrease in the future as the shares acquired by the ESOP are allocated to its eligible employees.

Retained earnings increased by the net income earned during the quarter ended December 31, 1998 of $0.3 million.

RESULTS OF OPERATIONS

The earnings of Company depend primarily on its level of net interest income which is the difference between interest earned on the Company's interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income is a function of the Company's spread, which is the difference between yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest earning assets as compared to the average balance of interest-bearing liabilities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

NET INCOME. Net income for the three months ended December 31, 1998 was $344,045 compared to $261,954 for the three months ended December 31, 1997, an increase of 31.3%. This increase was primarily a result of an increase in net interest income.

NET INTEREST INCOME. Net interest income increased from $1,086,979 for the three months ended December 31, 1997 to $1,221,546 for the three months ended December 31, 1998. The decrease in interest expense on borrowings was the primary cause for the improved net interest margin. Interest expense on borrowings decreased as a result of a $10.0 million decrease in average borrowings outstanding during the respective periods. This planned decrease was a result of the Company repaying $9.0 million of FHLB advances during 1998.

PROVISION FOR LOSSES. No provision for loan losses was made in either the three months ended December 31, 1998 or the three months ended December 31, 1997. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of December 31, 1998 and 1997. Accordingly, no provision for loan losses was recorded during the quarterly periods ended December 31, 1998 and 1997.

OTHER INCOME. Other income increased from $96,646 for the three month period ended December 31, 1997 to $125,516 for the three month period ended December 31, 1998. An increase of $24,979 in gains on sales of loans during the three month period ended December 31, 1998 accounted for the majority of this increase.

OPERATING EXPENSES. Operating expenses increased from $770,111 during the three month period ended December 31, 1997 to $800,670 for the three month period ended December 31, 1998. An increase in compensation and benefits during the three month period ended December 31, 1998 accounts for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees and normal annual increases in salaries of existing employees.

INCOME TAXES. The provision for income taxes increased from $151,560 for the three month period ended December 31, 1997 to $202,347 for the three month period ended December 31, 1998 as a result of higher pre-tax income.



YEAR 2000 COMPLIANCE

As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Some of the existing application software products were designed to accommodate only two-digits. For example, "96" is stored on the system and represents 1996. The Company has been identifying potential problems associated with the "Year 2000" issue and has implemented a plan designed to ensure that all software used in connection with the Company's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company has prepared a critical issues schedule with a time line and assigned responsibilities to address the Year 2000 problem. In addition, the Company recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Company has received representations from its primary third party vendors that they will have identified any Year 2000 problems in their software and will have these problems resolved by September 30,1999 and anticipates that all of its vendors also will have resolved any Year 2000 problems in their software by that same date. All Year 2000 issues for the Company, including some testing, has been completed and any problems will be remedied by June 30, 1999. The Company also is preparing contingency plans in the event there are any system interruptions. The Company's contingency plan is designed to ensure continued operation even in the event of a power failure. Telephone capability is being analyzed in conjunction with vendors. The same analysis and monitoring is being performed on the provider of security services. The Company's vaults are mechanical and not subject to time or calendar failure. The Company believes that its costs related to Year 2000 will be immaterial. There can be no assurances however, that the contingency plan or the performance of the Company's vendors will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have material adverse effect on the Company's business, financial condition, results of operations and business prospects.

The risks associated with not being Year 2000 compliant include financial and legal risks. Legal risks include the failure to meet contractual service agreements, leading to possible punitive actions including those of a regulatory nature. Financial risks concern the possibility of lost revenues or even business failure. Major risks associated with the date change event include a shut down of voice and data communication systems due to failure by switching systems, satellites, or telephone companies; excessive cash withdrawal activity; cash couriers delayed or not available; and government offices of facilities not opening or operating.

The Company's loan portfolio consists primarily of residential mortgage loans to individuals. These individuals generally are not affected by Year 2000 failures. The limited number of the Company's commercial borrowers are being contacted to assure that timely payments will be made in January 2000. The Company intends to amend its underwriting policies to address loan payment problems associated with a borrower as a result of a disruption in income or a commercial borrower's inability to make a timely payment.

              INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY

                          PART II.  OTHER INFORMATION

               INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY

Item 1.   LEGAL PROCEEDINGS
---- --   -----------------

From time to time Innes Street Financial Corporation is a party to various legal proceedings incident to its business. At December 31, 1998, there were no legal proceedings to which the Company or its subsidiary were a party, or to which any of their property was subject, which were expected by management to result in a material loss.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
---- --   --------------------------------

(a)  Exhibit 27 - Financial Data Schedule

(b) During the quarter ended December 31, 1998 the Company did not file any reports on Form 8-K.

               INNES STREET FINANCIAL CORPORATION AND SUBSIDIARY

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Innes Street Financial Corporation
----------------------------------
       (Registrant)


    February 16, 1999                   /s/Ronald E. Bostian
    -------------------                 --------------------
         (Date)                         Ronald E. Bostian
                                          President and CEO
                                          (Duly Authorized Representative)


    February 16, 1999                   /s/Dianne E. Hawkins
    -------------------                 --------------------
         (Date)                         Dianne E. Hawkins
                                          Treasurer and Controller
                                          (Principal Financial Officer)