Form 10QSB
period 1999-03-31
INNES STREET FINANCIAL CORP
filed 1999-05-13
CIK 1063257

                    U. S. Securities and Exchange Commission
                             Washington, DC  20549

                                  Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999
                                    --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT
       For the transition period from  __________  to ___________

                        Commission file number 333-63363
                                               ---------

                       INNES STREET FINANCIAL CORPORATION
                       ----------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

        NORTH CAROLINA                                     56-2101799
        --------------                                     ----------
  State or other jurisdiction                  (IRS Employer Identification No.)
of  incorporation or organization)

                             401 WEST INNES STREET
                              SALISBURY, NC 28144
                              -------------------
                    (Address of principal executive office)

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
Yes     X      No      .
       ---          ---

          As of April 30, 1999 there were 2,248,250 shares of the Registrant's common stock outstanding.

               Innes Street Financial Corporation and Subsidiary

                               Table of Contents

                                                                                      Page
                                                                                      ----
Part I.    Financial Information                                                       3
-------    ---------------------

Item 1.    Financial Statements
           Consolidated Statements of Condition at March 31, 1999 (unaudited)
           and September 30, 1998                                                      4

           Consolidated Statements of Income for the Six and Three Months
           Ended March 31, 1999 and 1998 (unaudited)                                   5

           Consolidated Statements of Shareholders' Equity for the Six and Three
           Months Ended March 31, 1999 and 1998 (unaudited)                            6

           Consolidated Statements of Cash Flows for the Six Months
           Ended March 31, 1999 and 1998                                               7

           Notes to Unaudited Consolidated Financial Statements                      8-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     10-13

Part II.   Other Information                                                          14
--------   -----------------

Item 1.    Legal Proceedings                                                          14

Item 6.    Exhibits and Reports on Form 8-K                                           15

           Signature Page                                                             16


               Innes Street Financial Corporation and Subsidiary

                         Part I.  Financial Information

Item 1.  Financial Statements
---- --  --------- ----------

               Innes Street Financial Corporation and Subsidiary
                      Consolidated Statements of Condition

                                                                        March 31,         September 30,
                                                                          1999                1998
                                                                      -------------       -------------
                                                                       (unaudited)
Assets

Cash and due from banks                                                $ 19,467,807        $  8,927,380
Federal funds sold-overnight                                              7,034,000           4,355,000
                                                                      -------------       -------------
Cash and cash equivalents                                                26,501,807          13,282,380
                                                                      -------------       -------------

Federal funds sold-term                                                           -           2,000,000
Investments available for sale                                           11,998,643                   -
Mortgage-backed securities available for sale                             5,275,911           7,227,783
Mortgage-backed securities held to maturity (fair value of
 $994,367 and $1,614,024 at March 31, 1999 and
 September 30, 1998, respectively)                                          961,814           1,564,791
Loans receivable, net                                                   156,495,354         159,248,042
Premises and equipment, net                                               2,060,077           1,178,903
Other                                                                     4,246,312           5,556,336
                                                                      -------------       -------------
Total assets                                                           $207,539,918        $190,058,235
                                                                      =============       =============

Liabilities and shareholders' equity
Deposit accounts                                                        162,627,941         161,548,502
Advances from the Federal Home Loan Bank                                  7,000,000          10,000,000
Other                                                                     1,389,565           2,537,357
                                                                      -------------       -------------
Total liabilities                                                       171,017,506         174,085,859
                                                                      -------------       -------------

Preferred stock, no par value:
  Authorized - 5,000,000 shares; none issued and outstanding                      -                   -

Common stock, no par value:
  Authorized  -  20,000,000 shares;  issued and outstanding:
  2,248,250 shares at March 31, 1999                                              -                   -
Paid in Capital                                                          21,606,648                   -
Retained earnings (substantially restricted)                             16,596,447          15,856,214
Unallocated ESOP stock                                                   (1,768,623                   -
Accumulated other comprehensive income                                       87,940             116,162
                                                                      -------------       -------------
Total shareholders' equity                                               36,522,412          15,972,376
                                                                      -------------       -------------
Total liabilities and shareholders' equity                             $207,539,918        $190,058,235
                                                                      =============       =============

See accompanying notes.

               Innes Street Financial Corporation and Subsidiary
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                  Six months ended                    Three months ended
                                                           --------------------------------     --------------------------------
                                                                      March 31,                            March 31,
                                                           --------------------------------     --------------------------------
                                                                1999             1998                  1999            1998
                                                           --------------  ----------------     -----------------  -------------
Interest and fee income:
Loans receivable                                            $5,973,014       $5,989,474              $2,998,906       $2,995,368
Investments                                                     44,910                -                  44,910                -
Mortgage-backed securities                                     246,121          376,968                 112,268          182,037
Other interest-earning assets                                  757,228          630,265                 467,644          303,200
                                                           --------------  ----------------     -----------------  -------------
Total interest income                                        7,021,273        6,996,707               3,623,728        3,480,605
                                                           --------------  ----------------     -----------------  -------------
Interest expense:
Deposits                                                     3,911,534        4,089,991               1,909,767        2,008,766
Borrowings                                                     310,108          637,089                 135,876          289,191
                                                           --------------  ----------------     -----------------  -------------
Total interest expense                                       4,221,642        4,727,080               2,045,643        2,297,957
                                                           --------------  ----------------     -----------------  -------------
Net interest income                                          2,799,631        2,269,627               1,578,085        1,182,648
Provision for loan losses                                            -                -                       -                -
                                                           --------------  ----------------     -----------------  -------------
Net interest income after provision for loan losses          2,799,631        2,269,627               1,578,085        1,182,648
                                                           --------------  ----------------     -----------------  -------------
Non-interest income:
Loan servicing fees                                             76,802          109,809                  35,003           54,809
Gain on sales of loans, net                                     39,418           47,775                       -           33,324
Other                                                           74,077           48,502                  29,778           21,307
                                                           --------------  ----------------     -----------------  -------------
Total non-interest income                                      190,297          206,086                  64,781          109,440
                                                           --------------  ----------------     -----------------  -------------
Non-interest expense:
Compensation and benefits                                      851,158          742,949                 429,793          371,067
Occupancy and equipment                                        192,474          176,368                  89,293           90,087
Advertising and promotion                                       44,222          103,137                  19,405           38,076
Data processing                                                 94,485           90,448                  46,572           45,594
Deposit insurance premium                                       47,888           62,004                  24,465           25,095
Other                                                          415,984          309,821                 236,013          144,697
                                                           --------------  ----------------     -----------------  -------------
Total non-interest expense                                   1,646,211        1,484,727                 845,541          714,616
                                                           --------------  ----------------     -----------------  -------------
Income before income taxes                                   1,343,717          990,986                 797,325          577,472
Provision for income taxes                                     500,065          367,364                 297,718          215,804
                                                           --------------  ----------------     -----------------  -------------
Net income                                                  $  843,652       $  623,622              $  499,607       $  361,668
                                                           ==============  ================     =================  =============

Basic and diluted earnings per share (Note 2)                    $0.41          N/A                       $0.24          N/A

Weighted average shares outstanding  (Note 2)                2,069,378          N/A                   2,070,388          N/A

See accompanying notes.

               Innes Street Financial Corporation and Subsidiary
                Consolidated Statements of Shareholders' Equity
                For the Six Months Ended March 31, 1999 and 1998
                                  (Unaudited)


                                                          Shares  of                                             Deferred
                                                            Common          Paid in           Retained         Compensation
                                                            Stock           Capital           Earnings             Plans
                                                         -----------------------------------------------------------------------
Balance at September 30, 1997                                                                $14,522,513
Net income                                                                                       623,622
Net changes in unrealized appreciation on securities
available for sale,  net of taxes of $9,094

          Comprehensive income *
                                                                                             -----------
Balance at March 31, 1998                                                                    $15,146,135
                                                                                             ===========

Balance at September 30, 1998                                                                $15,856,214
Net income                                                                                       843,652
Net changes in unrealized appreciation on securities
available for sale,  net of taxes of ($18,395)

          Comprehensive income *
Dividends paid --- $0.05 a share                                                                (103,419)
Net proceeds from Initial Public Offering                  2,248,250       $21,598,347
Shares purchased and held in Rabbi Trusts                                                                       $ 1,225,879
Deferred compensation obligation                                                                                 (1,225,879)
Issuance of ESOP shares
Allocation of ESOP shares                                                        8,301
                                                         -----------       -----------       ------------       ------------
Balance at March 31, 1999                                  2,248,250       $21,606,648       $16,596,447        $         -
                                                         ===========       ===========       ============       ============

                                                                               Accumulated
                                                            Employee              Other               Total
                                                         Stock Ownership      Comprehensive       Shareholder's
                                                              Plan                Income              Equity
                                                       --------------------------------------------------------
Balance at September 30, 1997                                                      $106,383         $14,628,896
Net income                                                                                              623,622
Net changes in unrealized appreciation on securities
available for sale,  net of taxes of $9,094                                          14,119              14,119
                                                                                                    -----------
          Comprehensive income *                                                                        637,741
                                                                                   ---------        -----------
Balance at March 31, 1998                                                          $120,502         $15,266,637
                                                                                   =========        ===========

Balance at September 30, 1998                                                      $116,162         $15,972,376
Net income                                                                                              843,652
Net changes in unrealized appreciation on securities
available for sale,  net of taxes of ($18,395)                                      (28,222)            (28,222)
                                                                                                    -----------
          Comprehensive income *                                                                        815,430
Dividends paid --- $0.05 a share                                                                       (103,419)
Net proceeds from Initial Public Offering                                                            21,598,347
Shares purchased and held in Rabbi Trusts                                                             1,225,879
Deferred compensation obligation                                                                     (1,225,879)
Issuance of ESOP shares                                     $(1,798,600)                             (1,798,600)
Allocation of ESOP shares                                         29,977                                 38,278
                                                            ------------           ---------        -----------
Balance at March 31, 1999                                   $(1,768,623)           $ 87,940         $36,522,412
                                                            ============           =========        ===========

* Comprehensive income for the second quarters of 1999 and 1998 was $514,872 and $372,175, respectively.

               Innes Street Financial Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Six months ended March 31,
                                                                         -------------------------------------------
                                                                              1999                         1998
                                                                         --------------              ---------------
Operating activities
Net income                                                                 $    843,652                  $   623,622
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Depreciation                                                                   77,749                       76,634
  Amortization of premium on investments                                          2,414                        5,083
  Amortization of deferred loan fees                                             21,314                       42,624
  Allocation of common stock by ESOP plan                                        38,278                            -
  Deferred income taxes                                                         (68,941)                     (22,378)
  Gain on sales of loans, net                                                   (39,418)                     (47,775)
  Other, net                                                                     48,406                     (250,362)
                                                                         --------------              ---------------
Net cash provided by operating activities                                       923,454                      427,448

Investment activities
  Purchases of federal funds sold-term                                                -                   (7,000,000)
  Proceeds from maturity of federal funds sold-term                           2,000,000                    6,100,000
  Purchases of investment securities                                        (11,989,500)                           -
  Principal repayment of mortgage-backed securities                           2,496,676                    1,921,246
  Net decrease (increase) in loans                                              310,557                   (1,004,938)
  Proceeds from sales of loans                                                2,460,235                    2,457,650
  Purchases of premises and equipment                                          (956,205)                      (7,653)
  Proceeds from sales of foreclosed real estate                                 116,402                            -
                                                                         --------------              ---------------
Net cash (used in) provided by investing activities                          (5,561,835)                   2,466,305

Financing activities
  Net increase (decrease) in deposit amounts                                  1,079,439                     (822,474)
  Repayment of FHLB advances                                                 (3,000,000)                  (6,000,000)
  Net decrease in mortgage escrow funds                                          82,041                      246,877
  Net proceeds from issuance of common stock                                 21,598,347                            -
  Purchase of common stock by ESOP plan                                      (1,798,600)                           -
  Dividends paid                                                               (103,419)                           -
                                                                         --------------              ---------------
Net cash provided by (used in) financing activities                          17,857,808                   (6,575,597)

Net increase (decrease) in cash and cash equivalents                         13,219,427                   (3,681,844)
Cash and cash equivalents at beginning of period                             13,282,380                   16,052,170
                                                                         --------------              ---------------
Cash and cash equivalents at end of period                                 $ 26,501,807                  $12,370,326
                                                                         ==============              ===============

               Innes Street Financial Corporation and Subsidiary
              Notes to Unaudited Consolidated Financial Statements

1.  Organization

Innes Street Financial Corporation (the "Company") was incorporated on July 6, 1998 to serve as the holding company for Citizens Bank, FSB (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank ("Conversion"). The Company completed the Conversion on December 28, 1998 through the sale and issuance of 2,248,250 shares of common stock. Information set forth in this report relating to periods prior to the Conversion, including financial statements and related data relates to the Bank.

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

The results of operations for the six and three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998.

2.  Earnings Per Share

Earnings per share ("EPS") has been computed for the six and three months ended March 31, 1999 based upon weighted average common shares outstanding of 2,248,250. The Company's initial public offering closed on December 28, 1998, therefore the EPS calculation is not applicable for the six and three months ended March 31, 1998. For purposes of earnings per share calculations for the six and three months ended March 31, 1999, shares issued on December 28, 1998 have been assumed to be outstanding as of October 1, 1998. The Company had no dilutive securities outstanding during the six and three months ended March 31, 1999, therefore diluted EPS is the same as basic EPS.

                                                                                            Six Months             Three Months
                                                                                              Ended                   Ended
                                                                                             March 31,               March 31,
                                                                                           --------------         ---------------
                                                                                                1999                    1999
                                                                                           --------------         ---------------
Net Income                                                                                     $  843,652              $  499,607

Weighted average shares outstanding                                                             2,248,250               2,248,250
Less weighted average unallocated ESOP shares                                                    (178,872)               (177,862)
                                                                                           --------------         ---------------
Total weighted average shares outstanding                                                       2,069,378               2,070,388

Basic and diluted earnings per share                                                           $     0.41              $     0.24

3.  New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The Company adopted this statement effective October 1, 1998. Management has determined that it operates in only one segment, Consumer Banking. Accordingly, the financial results of the Company consist only of this one segment.

Also in June 1997, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Currently, the Company has no derivative instruments that fall within the definition of a derivative as defined by the statement. The Company does not anticipate that the adoption of this statement on October 1, 1999 will significantly impact the financial results of the Company.

               Innes Street Financial Corporation and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1999 and September 30, 1998

Total assets were $207.5 million at March 31, 1999 and $190.1 million at September 30, 1998, an increase of $17.4 million or 9.2%. The Company's issuance of common stock in December 1998 accounted for approximately $20 million of this increase. This increase was offset by a $3.0 million decrease in advances from the Federal Home Loan Bank (FHLB).

Cash and cash equivalents increased from $13.3 million at September 30, 1998 to $26.5 million at March 31, 1999. This increase of $13.2 million, or 99.2%, was primarily due to the net proceeds from the issuance of common stock.

During the quarter ended March 31, 1999, $12.0 million of FHLB bonds were purchased with $7.0 million maturing in February 2000 and the remaining $5.0 million maturing in March 2001. These bonds were classified as available for sale.

Mortgage-backed securities available for sale and mortgage-backed securities held to maturity decreased from $8.8 million at September 30, 1998 to $6.2 million at March 31, 1999. This decrease of $2.6 million, or 29.5%, was due to scheduled repayments.

Loans receivable, net declined from $159.2 million at September 30, 1998 to $156.5 million at March 31, 1999, a decrease of $2.7 million, or 1.7%. This decrease was primarily due to increased payoffs during the six months ended March 31, 1999.

Premises and equipment, net increased from $1.2 million at September 30, 1998 to $2.1 million at March 31, 1999, an increase of $0.9 million. This increase resulted from the Company installing a local area network and the upgrading of its computer hardware to accommodate the requirements of its service bureau's software. The new hardware will also be year 2000 compliant. Also, the Company purchased $0.5 million in land for future expansion of its branch network.

Effective on the IPO date, 121,978 shares of the Company's stock were purchased by certain employees and directors in conjunction with the respective nonqualified deferred compensation plans. The purchase price of the shares, and corresponding liability, have been recorded in shareholders' equity. The result was a decrease in other assets and other liabilities of $1,219,780 at March 31, 1999 compared to September 30, 1998.

Advances from the FHLB decreased $3.0 million from $10.0 million at September 30, 1998 to $7.0 million at March 31, 1999 in accordance with the debt agreement.

Paid in capital increased $21.6 million from September 30, 1998 due to the Company issuing 2,248,250 shares of its common stock, no par value, at $10 per share as part of the Conversion.

Unallocated ESOP stock increased by 100% to $1.8 million. This increase was a result of the Company establishing an ESOP on behalf of its eligible employees. Unallocated ESOP stock will continue to decrease in the future as the shares acquired by the ESOP are allocated to its eligible employees.

Retained earnings increased by the net income earned during the six months ended March 31, 1999 of $0.8 million. During the quarter ended March 31, 1999 the Company paid a $0.05 a share dividend to stockholders as of record date March 8, 1999. This dividend resulted in a $0.1 million decrease in retained earnings.

Results of Operations

The earnings of the Company depend primarily on its level of net interest income which is the difference between interest earned on the Company's interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income is a function of the Company's spread, which is the difference between yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest earning assets as compared to the average balance of interest-bearing liabilities.

Comparison of Operating Results for the Six Months Ended March 31, 1999 and 1998

Net Income. Net income for the six months ended March 31, 1999 was $843,652 compared to $623,622 for the six months ended March 31, 1998, an increase of 35.3%. This increase was primarily a result of an increase in net interest income offset by an increase in non-interest expense.

Net Interest Income. Net interest income increased from $2,269,627 for the six months ended March 31, 1998 to $2,799,631 for the six months ended March 31, 1999. The decrease in interest expense on borrowings was the primary cause for the improved net interest margin. Interest expense on borrowings decreased as a result of a $9.5 million decrease in average borrowings outstanding during the respective periods. This planned decrease was a result of the Company repaying $9.0 million of FHLB advances since March 31, 1998.

Provision for Losses. No provision for loan losses was made in either the six months ended March 31, 1999 or the six months ended March 31, 1998. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of March 31, 1999 and 1998. Accordingly, no provision for loan losses was recorded during the six months ended March 31, 1999 and 1998.

Non-interest income. Non-interest income decreased from $206,086 for the six month period ended March 31, 1998 to $190,297 for the six month period ended March 31, 1999.

Non-interest expense. Non-interest expense increased from $1,484,727 during the six month period ended March 31, 1998 to $1,646,211 for the six month period ended March 31, 1999. An increase in compensation and benefits during the six month period ended March 31, 1999 accounts for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees, normal annual increases in salaries of existing employees and ESOP expenses. Also, professional fees increased as a result of the Conversion.

Provision for Income Taxes. The provision for income taxes increased from $367,364 for the six month period ended March 31, 1998 to $500,065 for the six month period ended March 31, 1999 as a result of higher pre-tax income.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and
1998

Net Income. Net income for the three months ended March 31, 1999 was $499,607 compared to $361,668 for the three months ended March 31, 1998, an increase of 38.1%. This increase was primarily a result of an increase in net interest income offset by an increase in non-interest expense.

Net Interest Income. Net interest income increased from $1,182,648 for the three months ended March 31, 1998 to $1,578,085 for the three months ended March 31, 1999. The decrease in interest expense on borrowings and an increase in investment income and other interest-earning assets were the primary cause for the improved net interest margin. Interest expense on borrowings decreased as a result of a $9.0 million decrease in average borrowings outstanding during the respective periods. This planned decrease was a result of the Company repaying $9.0 million of FHLB advances since March 31, 1998. Investment income and other interest-earning assets income increased as a result of a $11.3 million increase in the average balances of the associated assets.

Provision for Losses. No provision for loan losses was made in either the three months ended March 31, 1999 or the three months ended March 31, 1998. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of March 31, 1999 and 1998. Accordingly, no provision for loan losses was recorded during the three months ended March 31, 1999 and 1998.

Non-interest income. Non-interest income decreased from $109,440 for the three month period ended March 31, 1998 to $64,781 for the three month period ended
March 31, 1999.   This decrease was a result of decreases in loan servicing fee income and gain on sales of loans, net. Loan servicing fee income decreased due to reduction in loans serviced for others. During the quarter ended March 31, 1999 no loans were sold.

Non-interest expense. Non-interest expense increased from $714,616 during the three month period ended March 31, 1998 to $845,541 for the three month period ended March 31, 1999. An increase in compensation and benefits during the three month period ended March 31, 1999 accounts for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees, normal annual increases in salaries of existing employees and ESOP expenses. Also, professional fees increased as a result of the conversion.

Provision for Income Taxes. The provision for income taxes increased from $215,804 for the three month period ended March 31, 1998 to $297,718 for the three month period ended March 31, 1999 as a result of higher pre-tax income.

Year 2000 Compliance

As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Some of the existing application software products were designed to accommodate only two-digits. For example, "96" is stored on the system and represents 1996. The Company has identified potential problems associated with the "Year 2000" issue and has implemented a plan designed to ensure that all software used in connection with the Company's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company has prepared a critical issues schedule with a time line and assigned responsibilities to address the Year 2000 problem. In addition, the Company recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Company has received representations from its primary third party vendors that they will have identified any Year 2000 problems in their software and will have these problems resolved by September 30,1999 and anticipates that all of its vendors also will have resolved any Year 2000 problems in their software by that same date. All Year 2000 issues for the Company, including some testing, have been completed and any problems will be remedied by June 30, 1999. The Company also is preparing contingency plans in the event there are any system interruptions. The Company's contingency plan is designed to ensure continued operation even in the event of a power failure. Telephone capability is being analyzed in conjunction with vendors. The same analysis and monitoring is being performed on the provider of security services. The Company's vaults are mechanical and not subject to time or calendar failure. The Company believes that its costs related to Year 2000 would be immaterial. There can be no assurances however, that the contingency plan or the performance of the Company's vendors will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have material adverse effect on the Company's business, financial condition, results of operations and business prospects.

The risks associated with not being Year 2000 compliant include financial and legal risks. Legal risks include the failure to meet contractual service agreements, leading to possible punitive actions including those of a regulatory nature. Financial risks concern the possibility of lost revenues or even business failure. Major risks associated with the date change event include a shut down of voice and data communication systems due to failure by switching systems, satellites, or telephone companies; excessive cash withdrawal activity; cash couriers delayed or not available; and government offices or facilities not opening or operating.

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

               Innes Street Financial Corporation and Subsidiary

                          Part II.  Other Information

               Innes Street Financial Corporation and Subsidiary

Item 1.   Legal Proceedings
---- --   -----------------

From time to time Innes Street Financial Corporation is a party to various legal proceedings incident to its business. At March 31, 1999, there were no legal proceedings to which the Company or its subsidiary were a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 6.   Exhibits and Reports on Form 8-K
---- --   --------------------------------

(a)  Exhibits.

The following Exhibits are included with this Report:

     Exhibit
     Number     Description
     ------     -----------------------------------------------------

     10(i)      Second Directors' Deferred Compensation Plan of Citizens
                Bank, FSB

     10(ii) Second Nonqualified Deferred Compensation Plan for Key Employees of Citizens Bank, FSB

     27         Financial Data Schedule


(b) During the quarter ended March 31, 1999 the Company did not file any reports on Form 8-K.

               Innes Street Financial Corporation and Subsidiary

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                         Innes Street Financial Corporation
                                         ----------------------------------
                                                (Registrant)


     May 14, 1999                        /s/ Ronald E. Bostian
     ------------                        ----------------------------
        (Date)                           Ronald E. Bostian
                                           President and CEO
                                           (Duly Authorized Representative)



     May 14, 1999                        /s/ Dianne E. Hawkins
     ------------                        ----------------------------
         (Date)                          Dianne E. Hawkins
                                           Treasurer and Controller
                                           (Principal Financial Officer)