Form 10QSB
period 1999-06-30
INNES STREET FINANCIAL CORP
filed 1999-08-13
CIK 1063257

                   U. S. Securities and Exchange Commission
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1999
                                    -------------


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT
      For the transition period from  __________  to ___________


                       Commission file number 333-63363


                      INNES STREET FINANCIAL CORPORATION
                      ----------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

          NORTH CAROLINA                                 56-2101799
          --------------                                 ----------
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


          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                                      ---

          As of July 31, 1999 there were 2,248,250 shares of the Registrant's common stock outstanding.

               Innes Street Financial Corporation and Subsidiary

                               Table of Contents

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information                                                                            3
-------  ---------------------

Item 1.  Financial Statements
         Consolidated Statements of Condition at June 30, 1999 (unaudited)
         and September 30, 1998                                                                           4

         Consolidated Statements of Income for the Nine and Three Months
         Ended June 30, 1999 and 1998 (unaudited)                                                         5

         Consolidated Statements of Shareholders' Equity for the Nine
         Months Ended June 30, 1999 and 1998 (unaudited)                                                  6

         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 1999 and 1998                                                                     7

         Notes to Unaudited Consolidated Financial Statements                                           8-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                          10-14

Part II. Other Information                                                                               15
-------- -----------------

Item 1.  Legal Proceedings                                                                               16

Item 6.  Exhibits and Reports on Form 8-K                                                                16

         Signature Page                                                                                  17

               Innes Street Financial Corporation and Subsidiary

                         Part I. Financial Information

Item 1. Financial Statements
------  --------------------


               Innes Street Financial Corporation and Subsidiary
                     Consolidated Statements of Condition

                                                                                   June 30,            September 30,
                                                                                    1999                   1998
                                                                                --------------         --------------
                                                                                  (unaudited)
Assets

Cash and due from banks                                                         $  20,307,921          $   8,927,380
Federal funds sold-overnight                                                        3,818,000              4,355,000
                                                                                --------------         --------------
Cash and cash equivalents                                                          24,125,921             13,282,380
                                                                                --------------         --------------

Federal funds sold-term                                                                    --              2,000,000
Investments available for sale                                                     11,958,674                     --
Mortgage-backed securities available for sale                                       4,854,270              7,227,783
Mortgage-backed securities held to maturity (fair value of $886,393 and
$1,614,024 at June 30, 1999 and September 30, 1998, respectively)                     871,277              1,564,791
Loans receivable, net                                                             155,460,072            159,248,042
Premises and equipment, net                                                         2,177,747              1,178,903
Other                                                                               4,363,257              5,556,336
                                                                                --------------         --------------
Total assets                                                                    $ 203,811,218          $ 190,058,235
                                                                                ==============         ==============

Liabilities and shareholders' equity
Deposit accounts                                                                $ 161,208,716          $ 161,548,502
Advances from the Federal Home Loan Bank                                            4,000,000             10,000,000
Other                                                                               1,771,536              2,537,357
                                                                                --------------         --------------
Total liabilities                                                                 166,980,252            174,085,859
                                                                                --------------         --------------

Preferred stock, no par value:
  Authorized - 5,000,000 shares; none issued and outstanding                               --                     --

Common stock, no par value:
  Authorized - 20,000,000 shares; issued and outstanding: 2,248,250
  shares at June 30, 1999                                                                  --                     --
Paid in Capital                                                                    21,614,051                     --
Retained earnings (substantially restricted)                                       16,908,533             15,856,214
Unallocated ESOP stock                                                             (1,738,647)                    --
Accumulated other comprehensive income                                                 47,029                116,162
                                                                                --------------         --------------
Total shareholders' equity                                                         36,830,966             15,972,376
                                                                                --------------         --------------
Total liabilities and shareholders' equity                                      $ 203,811,218          $ 190,058,235
                                                                                ==============         ==============

See accompanying notes.

               Innes Street Financial Corporation and Subsidiary
                       Consolidated Statements of Income
                                  (Unaudited)

                                               Nine months ended                   Three months ended
                                        --------------------------------    --------------------------------
                                                    June 30,                             June 30,
                                        --------------------------------    --------------------------------
                                            1999                1998            1999                1998
                                        ------------        ------------    ------------        ------------
Interest and fee income:
Loans receivable                        $  8,878,899        $  9,005,222    $  2,905,885        $  3,017,569
Investments                                  201,619                   -         156,709                   -
Mortgage-backed securities                   347,070             544,145         100,949             167,177
Other interest-earning assets              1,086,545             903,360         329,317             273,095
                                        ------------        ------------    ------------        ------------
Total interest income                     10,514,133          10,452,727       3,492,860           3,457,841
                                        ------------        ------------    ------------        ------------

Interest expense:
Deposits                                   5,807,161           6,084,047       1,895,627           1,994,060
Borrowings                                   396,375             877,578          86,267             240,489
                                        ------------        ------------    ------------        ------------
Total interest expense                     6,203,536           6,961,625       1,981,894           2,234,549
                                        ------------        ------------    ------------        ------------
Net interest income                        4,310,597           3,491,102       1,510,966           1,223,292
Provision for loan losses                          -                   -               -                   -
                                        ------------        ------------    ------------        ------------
Net interest income after provision
  for loan losses                          4,310,597           3,491,102       1,510,966           1,223,292
                                        ------------        ------------    ------------        ------------

Non-interest income:
Loan servicing fees                          109,477             149,656          32,675              46,541
Gain on sales of loans, net                   94,734              52,670          55,316               4,895
Other                                         95,814              86,824          24,829              27,292
                                        ------------        ------------    ------------        ------------
Total non-interest income                    300,025             289,150         112,820              78,728
                                        ------------        ------------    ------------        ------------

Non-interest expense:
Compensation and benefits                  1,330,826           1,135,334         482,760             392,386
Occupancy and equipment                      330,457             268,302         137,983              91,934
Advertising and promotion                    100,455             160,676          56,233              57,539
Data processing                              166,452             134,216          71,967              43,768
Deposit insurance premium                     71,402              86,803          23,514              24,799
Other                                        612,713             454,653         196,729             142,314
                                        ------------        ------------    ------------        ------------
Total non-interest expense                 2,612,305           2,239,984         969,186             752,740
                                        ------------        ------------    ------------        ------------
Income before income taxes                 1,998,317           1,540,268         654,600             549,280
Provision for income taxes                   739,158             571,823         239,093             204,459
                                        ------------        ------------    ------------        ------------
Net income                              $  1,259,159        $    968,445    $    415,507        $    344,821
                                        ============        ============    ============        ============


Basic and diluted earnings per share
  (Note 2)                              $       0.61                 N/A    $       0.20                 N/A

Weighted average shares outstanding
  (Note 2)                                 2,070,396                 N/A       2,072,430                 N/A

See accompanying notes.

               Innes Street Financial Corporation and Subsidiary
                Consolidated Statements of Shareholders' Equity
               For the Nine Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                                                                                         Employee
                                                    Share of                                            Deferred           Stock
                                                     Common           Paid in         Retained        Compression        Ownership
                                                     Stock            Capital         Earnings            Plan             Plan
                                                  ------------     ------------     ------------     -------------     -----------
Balance at September 30, 1997                                                       $ 14,522,513
Net income                                                                               968,445

Charge in unrealized appreciation
securities available for sale,
 net of taxes of $9,116

   Comprehensive income*
                                                                                    ------------
Balance at June 30, 1998                                                            $ 15,490,958
                                                                                    ============


Balance at September 30, 1998                                                       $ 15,856,214

Net income                                                                             1,259,159


Charge in unrealized appreciation on
securities available for sale,
 net of taxes ($44,314)

   Comprehensive income*
Dividends paid - $0.10 a share                                                          (206,840)

Net proceeds from Initial Public Offering         $ 2,248,250      $ 21,598,347

Shares purchased and held in Rabbi Trusts                                                            $  1,231,978
Deferred compensation obligation                                                                       (1,231,978)
Issuance of ESOP shares                                                                                               $ (1,798,600)
Allocation of ESOP)                                                      15,704                                             59,953

                                                  -----------      ------------     ------------     ------------     ------------
Balance at June 30, 1999                            2,248,250      $ 21,614,051     $ 16,908,533     $          -     $ (1,735,647
                                                  ===========      ============     ============     ============     ============

                                            Accumulated
                                               Other                       Total
                                            Comprehension                Shareholder
                                               Income                      Equity
                                            -------------                ------------
Balance at September 30, 1997               $     106,383                $ 14,628,896
Net income                                                                    968,445

Charge in unrealized appreciation
securities available for sale,
 net of taxes of $9,116                            14,156                      14,156
                                                                         ------------
   Comprehensive income*                                                      982,601
                                            -------------                ------------
Balance at June 30, 1998                    $     120,539                $ 15,611,497
                                            =============                ============

Balance at September 30, 1998               $     116,162                $ 15,972,376

Net income                                                               $  1,259,159


Charge in unrealized appreciation on
securities available for sale, net of taxes
($44,314)                                         (69,133)                   (69,133)
                                                                         ------------
   Comprehensive income*                                                    1,190,026
Dividends paid - $0.10 a share                                               (206,840)

Net proceeds from Initial Public Offering                                  21,598,347

Shares purchased and held in Rabbi Trusts                                   1,231,978
Deferred compensation obligation                                           (1,231,978)
Issuance of ESOP shares                                                    (1,798,600)
Allocation of ESOP)                                                            75,657

                                            -------------                ------------
Balance at June 30, 1999                    $      47,029                $ 36,830,966
                                            =============                ============

*Comprehensive income for the third quarters of 1999 and 1998 was $374,596 and $344,860, respectively.

               Innes Street Financial Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                   Nine months ended June 30,
                                                                 ---------------------------------
                                                                       1999                1998
                                                                 -------------       -------------
Operating activities
Net income                                                       $   1,259,159       $     968,445
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation                                                         133,813             117,684
  Amortization of premium on investments                                    69               5,594
  Amortization of deferred loan fees                                    34,921              48,404
  Allocation of common stock by ESOP plan                               75,657                  --
  Deferred income taxes                                               (123,670)             48,670
  Gain on sales of loans, net                                          (94,734)            (52,841)
  Other, net                                                            25,375            (195,536)
                                                                 -------------       -------------
Net cash provided by operating activities                            1,310,590             940,420


Investment activities
  Proceeds from maturity of federal funds sold-term                  2,000,000           2,100,000
  Purchases of investment securities                               (11,989,500)                 --
  Principal repayment of mortgage-backed securities                  2,984,337           2,979,510
  Net increase in loans                                             (3,900,555)         (3,334,066)
  Proceeds from sales of loans                                       7,748,338           3,086,537
  Purchases of premises and equipment                               (1,132,637)            (12,678)
  Proceeds from redemption of FHLB stock                               218,200                  --
  Proceeds from sales of premises and equipment                          1,925                  --
  Proceeds from sales of foreclosed real estate                        116,402                  --
                                                                 -------------       -------------
Net cash (used in) provided by investing activities                 (3,953,490)          4,819,303

Financing activities
  Net decrease in deposit amounts                                     (339,786)           (673,475)
  Repayment of FHLB advances                                        (6,000,000)         (9,000,000)
  Net increase in mortgage escrow funds                                233,320             442,925
  Net proceeds from issuance of common stock                        21,598,347                  --
  Purchase of common stock by ESOP plan                             (1,798,600)                 --
  Dividends paid                                                      (206,840)                 --
                                                                 -------------       -------------
Net cash provided by (used in) financing activities                 13,486,441          (9,230,550)

Net increase (decrease) in cash and cash equivalents                10,843,541          (3,470,827)
Cash and cash equivalents at beginning of period                    13,282,380          16,052,170
                                                                 -------------       -------------
Cash and cash equivalents at end of period                       $  24,125,921       $  12,581,343
                                                                 =============       =============

               Innes Street Financial Corporation and Subsidiary
             Notes to Unaudited Consolidated Financial Statements


1.  Organization

Innes Street Financial Corporation was incorporated on July 6, 1998 to serve as the holding company for Citizens Bank, FSB (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank ("Conversion"). Innes Street Financial Corporation completed the Conversion on December 28, 1998 through the sale and issuance of 2,248,250 shares of common stock. Information set forth in this report relating to periods prior to the Conversion, including financial statements and related data relates to the Bank.

The accompanying unaudited consolidated financial statements of the Company (Innes Street Financial Corporation and the Bank) have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the nine and three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998.

2.  Earnings Per Share

Earnings per share ("EPS") has been computed for the nine and three months ended June 30, 1999 based upon weighted average common shares outstanding of 2,248,250. The Company's initial public offering closed on December 28, 1998, therefore the EPS calculation is not applicable for the nine and three months ended June 30, 1998. For purposes of earnings per share calculations for the nine and three months ended June 30, 1999, shares issued on December 28, 1998 have been assumed to be outstanding as of October 1, 1998. The Company had no dilutive securities outstanding during the nine and three months ended June 30, 1999, therefore diluted EPS is the same as basic EPS.

                                                                                            Nine Months       Three Months
                                                                                               Ended             Ended
                                                                                              June 30,          June 30,
                                                                                          ----------------- ----------------
                                                                                                1999             1999
                                                                                          ----------------- ----------------
Net Income                                                                                    $  1,259,159       $   415,507

Weighted average shares outstanding                                                              2,248,250         2,248,250
Less weighted average unallocated ESOP shares                                                     (177,854)         (175,820)
                                                                                          ------------------ ----------------
Total weighted average shares outstanding                                                        2,070,396         2,072,430

Basic and diluted earnings per share                                                          $       0.61       $      0.20

3.  New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The Company adopted this statement effective October 1, 1998. Management has determined that as of June 30, 1999, it operates in only one segment, Consumer Banking. Accordingly, the financial results of the Company consist only of this one segment.

Also in June 1997, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Currently, the Company has no derivative instruments that fall within the definition of a derivative as defined by the statement. The Company does not anticipate that the adoption of this statement on July 1, 2000 will significantly impact the financial results of the Company.

               Innes Street Financial Corporation and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison of Financial Condition at June 30, 1999 and September 30, 1998

Total assets were $203.8 million at June 30, 1999 and $190.1 million at September 30, 1998, an increase of $13.7 million or 7.2%. The Company's issuance of common stock in December 1998 accounted for approximately $20 million of this increase. This increase was offset by a $6.0 million decrease in advances from the Federal Home Loan Bank (FHLB).

Cash and cash equivalents increased from $13.3 million at September 30, 1998 to $24.1 million at June 30, 1999. This increase of $10.8 million, or 81.2%, was primarily due to the net proceeds from the issuance of common stock.

During the quarter ended March 31, 1999, $12.0 million of FHLB bonds were purchased with $7.0 million maturing in February 2000 and the remaining $5.0 million maturing in March 2001. These bonds were classified as available for sale.

Mortgage-backed securities available for sale and mortgage-backed securities held to maturity decreased from $8.8 million at September 30, 1998 to $5.7 million at June 30, 1999. This decrease of $3.1 million, or 35.2%, was due to scheduled repayments.

Loans receivable, net declined from $159.2 million at September 30, 1998 to $155.5 million at June 30, 1999, a decrease of $3.7 million, or 2.3%. This decrease was primarily due to increased payoffs during the nine months ended June 30, 1999. Also during the quarter ended June 30, 1999, the Company sold $5.3 million of loans for a gain of $55,316. At the end of the quarter ended June 30, 1999, the Company had $8.1 million in commitments to originate loans and an outstanding commitment of $2.0 million to purchase 15 year fixed rate loans.

Premises and equipment, net increased from $1.2 million at September 30, 1998 to $2.2 million at June 30, 1999, an increase of $1.0 million. This increase resulted from the Company installing a local area network and the upgrading of its computer hardware to accommodate the requirements of its service bureau's software. The new hardware is also year 2000 compliant. Also, the Company purchased $0.5 million in land for future expansion of its branch network during the quarter ended March 31, 1999. At present, the Company has no immediate plans to begin branch construction.

Effective on the IPO date, 121,978 shares of the Company's stock were purchased by certain employees and directors in conjunction with the respective nonqualified deferred compensation plans. The purchase price of the shares, and corresponding liability, have been recorded in shareholders' equity. The result was a decrease in other assets and other liabilities of $1,219,780 at June 30, 1999 compared to September 30, 1998.

Advances from the FHLB decreased $6.0 million from $10.0 million at September 30, 1998 to $4.0 million at June 30, 1999 in accordance with the debt agreement.

Paid in capital increased $21.6 million from September 30, 1998 due to the Company issuing 2,248,250 shares of its common stock, no par value, at $10 per share as part of the Conversion.

On July 2, 1999, the Company announced that its Board of Directors had adopted a stock repurchase plan. Under the stock repurchase plan, the Company will be able to repurchase shares of its outstanding common stock in the open market at appropriate times to allow it to enhance the value of its stock for its shareholders and to manage its capital. The Board of Directors has authorized the repurchase of up to 5% of the Company's common stock that is issued and outstanding at the present time. The Board's action will allow management to make repurchases, without further Board approval, when stock repurchases are deemed prudent. Stock repurchases will be made in accordance with Rule 10b-18(b) of the Regulations issued under the Securities Exchange Act of 1934.

Unallocated ESOP stock increased by 100% to $1.7 million. This increase was a result of the Company establishing an ESOP on behalf of its eligible employees. Unallocated ESOP stock will continue to decrease in the future as the shares acquired by the ESOP are allocated to its eligible employees.

Retained earnings increased by the net income earned during the nine months ended June 30, 1999 of $1.3 million. During the nine months ended June 30, 1999 the Company paid dividends totaling $0.10 a share to stockholders. This dividend resulted in a $0.2 million decrease in retained earnings.

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

Comparison of Operating Results for the Nine Months ended June 30, 1999 and 1998

Net Income. Net income for the nine months ended June 30, 1999 was $1,259,159 compared to $968,445 for the nine months ended June 30, 1998, an increase of 30.0%. This increase was primarily a result of an increase in net interest income offset by an increase in non-interest expense.

Net Interest Income. Net interest income increased from $3,491,102 for the nine months ended June 30, 1998 to $4,310,597 for the nine months ended June 30, 1999. The decrease in interest expense on borrowings was the primary cause for the improved net interest margin. Interest expense on borrowings decreased as a result of a $9.3 million decrease in average borrowings outstanding during the respective periods. This planned decrease was a result of the Company repaying $9.0 million of FHLB advances since June 30, 1998.

Provision for Loan Losses. No provision for loan losses was made in either the nine months ended June 30, 1999 or the nine months ended June 30, 1998. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of June 30, 1999 and 1998. Accordingly, no provision for loan losses was recorded during the nine months ended June 30, 1999 and 1998.

Non-interest income. Non-interest income increased from $289,150 for the nine month period ended June 30, 1998 to $300,025 for the nine month period ended June 30, 1999. The Company experienced a decrease in loan servicing fees due to a decrease in loans serviced for others. This decrease was offset by an increase in gain on sale of loans due to a $2.2 million increase in sale of loans.

Non-interest expense. Non-interest expense increased from $2,239,984 during the nine month period ended June 30, 1998 to $2,612,305 for the nine month period ended June 30, 1999. Increases in compensation and benefits and other non-interest expense during the nine month period ended June 30, 1999 account for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees, normal annual increases in salaries of existing employees, bonuses and ESOP expenses. Also, professional fees increased as a result of the Conversion. Occupancy and equipment increased during the nine month period ended June 30, 1999 due to the Company's installation of a local area network and the upgrading of its computer hardware to accommodate the requirements of its service bureau's software.

Provision for Income Taxes. The provision for income taxes increased from $571,823 for the nine month period ended June 30, 1998 to $739,158 for the nine month period ended June 30, 1999 as a result of higher pre-tax income.


Comparison of Operating Results for the Three Months Ended June 30, 1999 and
1998

Net Income. Net income for the three months ended June 30, 1999 was $415,507 compared to $344,821 for the three months ended June 30, 1998, an increase of 20.50%. This increase was primarily a result of an increase in net interest income offset by an increase in non-interest expense.

Net Interest Income. Net interest income increased from $1,223,292 for the three months ended June 30, 1998 to $1,510,966 the three months ended June 30, 1999. The decrease in interest expense on borrowings and deposits and an increase in investment income and other interest-earning assets were the primary cause for the improved net interest margin. Interest expense on borrowings decreased as a result of a $9.0 million decrease in average borrowings outstanding during the respective periods. This planned decrease was a result of the Company repaying $9.0 million of FHLB advances since June 30, 1998. Interest expense on deposits decreased as a result of a decrease in the rate paid on deposits. Investment income and other interest-earning assets income increased as a result of a $20.1 million increase in the average balances of the associated assets.

Provision for Loan Losses. No provision for loan losses was made in either the three months ended June 30, 1999 or the three months ended June 30, 1998. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of June 30, 1999 and 1998. Accordingly, no provision for loan losses was recorded during the three months ended June 30, 1999 and 1998.

Non-interest income. Non-interest income increased from $78,728 for the three month period ended June 30, 1998 to $112,820 for the three month period ended June 30, 1999. This increase was a result of an increase in gain on sale of loans due to the sale of $5.3 million loans during the quarter ended June 30, 1999 versus the sale of $3.1 million loans during the quarter ended June 30, 1998. This increase was offset by a decrease in loan servicing fee income due to a reduction in loans serviced for others.

Non-interest expense. Non-interest expense increased from $752,740 during the three month period ended June 30, 1998 to $969,186 for the three month period ended June 30, 1999. An increase in compensation and benefits during the three month period ended June 30, 1999 accounts for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees; a 4% average raise awarded to existing employees, employee bonuses and ESOP expenses. Also, professional fees increased as a result of the Conversion. In addition occupancy and equipment increased during the three month period ended June 30, 1999 due to the Company's installation of a local area network and the upgrading of its computer hardware to accommodate the requirements of its service bureau's software.

Provision for Income Taxes. The provision for income taxes increased from $204,459 for the three month period ended June 30, 1998 to $239,093 for the three month period ended June 30, 1999 as a result of higher pre-tax income.


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

The Company has prepared a critical issues schedule with a time line and assigned responsibilities to address the Year 2000 problem. In addition, the Company recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Company has received representations from its primary third party vendors that they will have identified any Year 2000 problems in their software and will have these problems resolved by September 30,1999 and anticipates that all of its vendors also will have resolved any Year 2000 problems in their software by that same date. The Company has completed all phases outlined in the Federal Financial Institutions Examinations Council (FFIEC). The FFIEC requires all banks to develop plans with five critical phases: awareness, assessment, renovation, validation and implementation. The awareness phase defined the Year 2000 issue for the Bank and made employees and departments aware of potential challenges associated with the date change. In the assessment phase of our plan, extensive inventories were taken of hardware, software and facilities that could be a problem when January 1, 2000 arrives. Through testing and correspondence with service providers, corrective actions were determined. The Bank's customer accounts reside with one of the largest and most proactive computer service providers in the financial business. The Bank's renovation phase was greatly enhanced by its decision to replace all existing personal computers and printers. Although this decision was primarily made to improve customer service, it has been an added benefit of helping us prepare for the Year 2000. All systems were in place for testing with the data processing company in April 1999. The test was performed in a Year 2000 environment meaning the dates were changed on our personal computers as well as the computer processing company. This provided our validation for the new computers, local area network and most importantly the accurate processing of loan, checking and savings transactions. The fifth phase is implementation; whereby the bank introduces successfully tested systems into the production environment. All internal mission critical and mission necessary systems have been renovated, tested and implemented.

The Company has also prepared contingency plans in the event there are any system interruptions. These plans are currently being tested and our staff is being trained to implement them. The testing and training of these plans is expected to be completed by September 30, 1999. The Company's contingency plan is designed to ensure continued operation even in the event of a power failure. Telephone capability is being analyzed in conjunction with vendors. The same analysis and monitoring is being performed on the provider of security services. The Company's vaults are mechanical and not subject to time or calendar failure. There can be no assurances however, that the contingency plan or the performance of the Company's vendors will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have material adverse effect on the Company's business, financial condition, results of operations and business prospects.

The Company `s external costs related to Year 2000 through June 30, 1999 have been approximately $15,000. The Company expects the remaining external costs will be minimal. The Company's internal Year 2000 costs have been primarily payroll costs that have not been tracked.

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

The Company's loan portfolio consists primarily of residential mortgage loans to individuals. These individuals generally are not affected by Year 2000 failures. The limited number of the Company's commercial borrowers are being contacted to assure that timely payments will be made in January 2000. The Company has amended its underwriting policies to address loan payment problems associated with a borrower as a result of a disruption in income or a commercial borrower's inability to make a timely payment.

               Innes Street Financial Corporation and Subsidiary

                          Part II. Other Information

              Innes Street Financial Corporation and Subsidiary

Item 1.  Legal Proceedings
-------  -----------------

From time to time Innes Street Financial Corporation is a party to various legal proceedings incident to its business. At June 30, 1999, there were no legal proceedings to which the Company or its subsidiary were a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(b) Form 8-K. On July 16, 1999 the company filed an 8-K announcing the adoption of a stock repurchase plan effective July 2, 1999.

               Innes Street Financial Corporation and Subsidiary

                                  Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                             Innes Street Financial Corporation
                                             -----------------------------------
                                                        (Registrant)


         August 12, 1999                     /s/Ronald E. Bostian
         ---------------                     -----------------------------------
             (Date)                          Ronald E. Bostian
                                                President and CEO
                                                (Duly Authorized Representative)



         August 12, 1999                     /s/Dianne E. Hawkins
         ---------------                     -----------------------------------
             (Date)                             Dianne E. Hawkins
                                                Treasurer and Controller
                                                (Principal Financial Officer)