Form 10KSB
period 1999-09-30
INNES STREET FINANCIAL CORP
filed 1999-12-27
CIK 1063257

                   U. S. Securities and Exchange Commission
                             Washington, DC  20549

                                  Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended September 30, 1999
                               ------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       For the transition period from  __________  to ___________

                       Commission file number 333-63363
                                              ---------

                      INNES STREET FINANCIAL CORPORATION
                      ----------------------------------
             (Exact name of small business issuer in its charter)

            NORTH CAROLINA                               56-2101799
            --------------                               ----------
     (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)

                             401 WEST INNES STREET
                              SALISBURY, NC 28144
                              -------------------
                   (Address of principal executive offices)

                                (704) 633-2341
                                --------------
                          (Issuer's telephone number)

        Securities registered under Section 12(b) of the Exchange Act:
                                     None
                ----------------------------------------------

        Securities registered under Section 12(g) of the Exchange Act:
                       Common shares, without par value
                ----------------------------------------------

                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No   -
   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to the Form 10-KSB. [X]
                                      -

     The issuer's revenues for its most recent fiscal year were $14,320,279.

     Based upon information regarding the average of the bid and asked price provided by The NASDAQ Small-Cap Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 30, 1999, was $22,139,540.

     As of November 30, 1999, there were 2,135,838 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held February 1, 2000 are incorporated by reference into Part III.

                                    Part I
                                    ------

Item 1. Description of Business

General

        Innes Street Financial Corporation. Innes Street Financial Corporation (the "Company") was incorporated on July 6, 1998 to serve as the holding company for Citizens Bank, FSB ("Citizens Bank" or the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank ("Conversion"). The Company completed the Conversion on December 28, 1998 through the sale and issuance of 2,248,250 shares of common stock. Since the Conversion, the Company has had no significant assets other than the outstanding capital stock of Citizens Bank, a portion of the net proceeds of the Conversion, investment securities and a note payable from the Bank's employee stock ownership plan ("ESOP"). The Company's principal business has been the business of Citizens Bank. Information set forth in this report relating to periods prior to the Conversion, including financial statements and related data relates to the Bank.

        The Company is classified as a unitary savings institution by the Office of Thrift Supervision ("OTS"). As long as the Company remains a unitary savings institution holding company, the Company currently may diversify its activities is such a manner as to include any activities allowed by law or regulation to a unitary savings institution holding company. For additional information, see ""Regulation of the Company."

        The Company's executive offices are located at 401 West Innes Street, Salisbury, North Carolina 28144; the telephone number is (704) 633-2341.

        Citizens Bank, FSB. The Bank has served the Salisbury, North Carolina area for over ninety years. The deposits of the Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund (the "SAIF"). The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta and is subject to regulation and supervision by the OTS.

        The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes one-to-four family residential real estate loans and, to a lesser extent, multi-family residential loans, nonresidential loans, construction and development loans, home equity loans, commercial and consumer loans. However, in the past year the Bank has increased its production of multi-family residential loans, nonresidential loans, construction and development loans and home equity loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, and transaction and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing, advertising expenses and occupancy expenses.

Market Area

        The Bank's primary market area consists of the communities in an approximately a 10-mile radius around its offices in Salisbury, Rockwell, and Statesville, North Carolina. These areas are located within Rowan and Iredell Counties. All three offices are in proximity of Charlotte, North Carolina and the market area has been and will continue to be affected by this major metropolitan area.

        Based on 1998 FDIC comparative data, the Bank had approximately 12.1% of the deposits in Salisbury and approximately 11.3% of the deposits in Rowan County. The Bank had approximately 7.2% of the deposits in Statesville and approximately 4.2% in Iredell County at the same date.

Lending Activities

     General. The Bank's primary source of revenue is interest income from its lending activities, consisting primarily of mortgage loans for the purchase or refinance of one-to-four family residential real property located in its primary market area. The Bank also makes home equity loans, multi-family residential loans, nonresidential loans, construction and development loans, commercial and consumer loans. Over 99% of the Bank's loan portfolio, before net items, is secured by real estate. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

     Adjustable rate loans are generally originated with the intention that they will be held in the Bank's loan portfolio. Fixed rate one-to-four family residential loans are generally originated to conform with secondary market purchase requirements and sold in the secondary market. During fiscal 1999, 1998, and 1997, the Bank sold $8.2 million, $5.6 million, and $5.5 million, respectively, of fixed rate loans in order to better manage its interest rate risk.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $167.9 million on September 30, 1999 which represented 84.8% of the Bank's total assets. One-to-four family residential mortgage loans comprised 77.0% of the Bank's loan portfolio, before net items. Home equity loans represented 11.8% of the loan portfolio, before net items, and loans secured by construction and development property, multi-family residential property, nonresidential property, secured commercial loans, and personal loans comprised the remaining 11.2%.

As of September 30, 1999, 53% of the loans in the Bank's loan portfolio had adjustable interest rates. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the date indicated.

                                                                            At September 30,
                                            ----------------------------------------------------------------------------------
                                                       1999                       1998                          1997
                                            ----------------------       ----------------------         ----------------------
                                              Amount    % of Total         Amount    % of Total           Amount    % of Total
                                            ----------  ----------       ----------  ----------         ----------  ----------
                                                                         (Dollars in Thousands)
Type of loan:
Real estate loans:
  1-4 family                                $  134,823       80.31%      $  136,279       85.58%        $  140,797       88.30%
  Home equity                                   20,705       12.33%          17,171       10.78%            11,063        6.94%
  Construction and development                  13,211        7.87%           4,118        2.59%             5,639        3.54%
  Nonresidential                                 2,387        1.42%           1,618        1.02%             2,220        1.39%
  Multi-family                                   3,652        2.18%           1,312        0.82%             1,592        1.00%
                                            ----------    --------       ----------    --------         ----------    --------
     Total real estate loans                   174,778      104.11%         160,498      100.79%           161,311      101.17%
                                            ----------    --------       ----------    --------         ----------    --------
Other loans:
  Commercial                                        23        0.01%           1,422        0.89%             1,629        1.02%
  Consumer                                         216        0.13%             245        0.15%               349        0.22%
                                            ----------    --------       ----------    --------         ----------    --------
     Total other loans                             239        0.14%           1,667        1.04%             1,978        1.24%
                                            ----------    --------       ----------    --------         ----------    --------
       Total gross loans                       175,017      104.25%         162,165      101.83%           163,289      102.41%
                                            ----------    --------       ----------    --------         ----------    --------
Less:
  Construction loans in process                  5,714        3.40%           1,540        0.96%             2,447        1.53%
  Deferred loan origination fees                   205        0.12%              93        0.06%                57        0.04%
  Unearned income                                    -           -               60        0.04%               104        0.07%
  Allowance for loan losses                      1,224        0.73%           1,224        0.77%             1,223        0.77%
                                            ----------    --------       ----------    --------         ----------    --------
     Total reductions                            7,143        4.25%           2,917        1.83%             3,831        2.41%
                                            ----------    --------       ----------    --------         ----------    --------

       Total loans receivable, net          $  167,874      100.00%      $  159,248      100.00%        $  159,458      100.00%
                                            ==========    ========       ==========    ========         ==========    ========

The following table sets forth the time to contractual maturity of the Bank's loan portfolio at September 30, 1999. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change, while fixed rate and other loans are shown as due in the period of contractual maturity. Overdrafts on checking accounts are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                                                           At September 30, 1999
                                                           --------------------------------------------------

                                                                        More than 1
                                                           1 Year or     Year to 5     More than
                                                             Less          Years        5 Years     Total
                                                          -----------   -----------   ----------  ----------
                                                                            (In Thousands)
Real estate loans:
  1-4 family - fixed                                       $      151    $      611    $  69,253  $   70,015
  1-4 family - adjustable                                      33,206        30,312          628      64,146
  Home Equity - fixed                                               -           103        1,060       1,163
  Home Equity - adjustable                                     19,892             -            -      19,892
  Construction and Development - Fixed                          1,520           214        1,688       3,422
  Construction and Development - adjustable                     2,311         1,770          101       4,182
  Nonresidential - fixed                                            -            40        1,990       2,030
  Nonresidential - adjustable                                     218            59           80         357
  Residential multi-family - fixed                                  -             9        2,458       2,467
  Residential multi-family - adjustable                           672           114          399       1,185

Commercial - fixed                                                  -            23            -          23

Consumer loans                                                    214             2            -         216

Less:
  Allowance for loan losses                                    (1,224)            -            -      (1,224)
                                                           ----------    ----------    ---------  ----------
     Totals                                                $   56,960    $   33,257    $  77,657  $  167,874
                                                           ==========    ==========    =========  ==========

     The following table sets forth the dollar amount at September 30, 1999 of all loans maturing or repricing on or after September 30, 2000, which have fixed or adjustable interest rates.

                                                Fixed       Adjustable
                                                Rates         Rates
                                              ---------     ----------
                                                   (In Thousands)
               Real estate loans              $  77,426     $  33,463
               Commercial loans                      23             -
               Other loans                            2             -
                                              ---------     ---------
                     Totals                   $  77,451     $  33,463
                                              =========     =========

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Bank's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

     Origination, Purchase, and Sale of Loans. The Bank generally has originated loans in Rowan and Iredell Counties. Some loans have been originated in Cabarrus and Mecklenburg Counties, which are contiguous with the Bank's primary market area of Rowan and Iredell Counties.

     During the year ended September 30, 1999, the Bank purchased $7.7 million of loans. These loans were fifteen year fixed one-to-four family, construction acquisition and development, and nonresidential.

     The Bank originates fixed rate conventional, conforming single-family loans with the intent of selling those loans in the secondary market to reduce interest rate risk exposure.

     The following table sets forth the Bank's loan origination, purchase and sale activity and loan portfolio repayment experience during the periods indicated.

                                                            Year Ended September 30,
                                                      ------------------------------------
                                                          1999         1998         1997
                                                      ----------   ----------   ----------

                                                                  (In Thousands)
     Loans receivable, net, beginning of period       $  159,248   $  159,458   $  159,491
                                                      ----------   ----------   ----------

     Loan originations/(1)/:
       1-4 family                                         35,706       39,040       21,554
       Home equity                                        13,846        8,416        3,317
       Construction and development                       11,000        5,259        6,692
       Nonresidential                                      1,608            -            -
       Multi-family                                        5,322            -            -
       Commercial                                              -            -            -
       Consumer                                              182          193          343
                                                      ----------   ----------   ----------

          Total loan originations                         67,664       52,908       31,906
                                                      ----------   ----------   ----------

     Loans purchased/(1)/                                  7,748            -            -

     Loan sales                                           (8,190)      (5,594)      (5,508)

     Principal repayments                                (58,544)     (47,531)     (26,392)

     Other changes, net/(2)/                                 (52)           7          (39)
                                                      ----------   ----------   ----------

     Loans receivable, net, end of period             $  167,874   $  159,248   $  159,458
                                                      ==========   ==========   ==========

     (1) Construction loans and equity lines of credit are shown at commited amount.
     (2) Includes changes in deferred loan fees and the allowance for loan losses.

          One-to-Four Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market. On September 30, 1999, approximately 77.0% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loan amounts, 48% had adjustable interest rates.

          The Bank originates conventional mortgage loans secured by owner-occupied property having terms of up to 30 years in amounts of up to 95% of the value of the property. Bank policy requires private mortgage insurance on the amount of the loan which exceeds 80% of the value of the property. The loans have both fixed and adjustable rates. The fixed rate loans are generally originated for sale. Some of such loans are sold "servicing retained" and others are sold "servicing released." The interest rates on adjustable rate loans are generally adjustable every year after a period of one, three, or five years and are tied to the average weekly yield on the

United States Treasury securities adjusted to a constant maturity or the 11th District Cost of Funds. The loans have rate caps which limit the amount of change at the time of each adjustment and over the life of each loan.

          The Bank generally requires title insurance for its one-to-four family residential loans and requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or replacement cost of the improvements on the property securing the loans, whichever is greater.

          Home Equity Lending. At September 30, 1999, the Bank had approximately $21 million in home equity line of credit loans, representing approximately 11.8% of its portfolio, before net items. In addition, at such date, the Bank had unfunded home equity lines of credit totaling $17.3 million. The Bank's home equity lines of credit have adjustable interest rates tied to the Wall Street Journal Prime plus a margin. The home equity lines of credit require the payment of interest monthly, and all outstanding amounts must be paid in full at the end of 15 years. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity lines are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 90% of the value of the real estate security to borrowers with excellent credit history. Under certain circumstances, the Bank will provide lines of credit up to 100% of the value of the real estate security to borrowers with excellent credit history.

          The Bank had approximately $1.15 million in closed-end home equity loans on September 30, 1999. These loans have maximum terms of 15 years and are usually made for home improvements. These loans represent 0.7% of the Bank's loan portfolio, before net items.

          Construction Lending. The Bank makes construction loans for the construction of single-family dwellings. The aggregate outstanding balance of such loans on September 30, 1999 was approximately $3.7 million, representing approximately 2.1% of the Bank's loan portfolio, before net items. Some of these loans were made to persons who are constructing properties for the purpose of occupying them; others were made to builders who were constructing properties for sale. Loans made to builders are generally "pure construction" loans which require the payment of interest during the construction period of generally one year or less and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to one-to-four family residential loans.

          Construction loans for one-to-four family real estate to be occupied by the borrower generally have a maximum loan-to-value ratio of 80% of the appraised value of the property. Title insurance is generally required for construction loans. In addition, the Bank generally requires builders risk or casualty insurance (and, if appropriate, flood insurance) on such loans.

          The Bank occasionally makes or purchases loans for the development of land in preparation for the construction of single-family properties. The aggregate outstanding balance of such loans on September 30, 1999, was $2.7 million, representing 1.54% of the Bank's loan portfolio, before net items. The maximum loan-to-value for this type loan is 65%. Full Board approval is required for all loans exceeding 65% loan-to-value.

          The Bank purchased $2.3 million of loans for the construction of nonresidential property. These loans have terms of up to 15 years.

          Nonresidential Lending. On September 30, 1999, the Bank had $2.39 million outstanding in loans secured by nonresidential properties, comprising approximately 1.4% of its loan portfolio, before net items. These loans are secured by office, retail, and other commercial real estate and by church properties in the Bank's primary market area and have either fixed or adjustable interest rates. These loans generally do not exceed 75% of the appraised value of the real estate securing the loans. These loans have terms of up to 15 years. The adjustable rate loans generally use the index and rate change limitations as are used in one-to-four family residential lending. See "--One-to-Four Family Residential Lending."

          The Bank generally requires title insurance in connection with its nonresidential real estate loans. The Bank also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or the replacement cost of the improvements on the property securing the loans, whichever is greater.

          The Board of Directors is currently evaluating the opportunities available in the market area for nonresidential lending. The Board may increase efforts in this area to diversify the loan portfolio. Because of competition from other financial institutions and economic conditions in the Bank's market area, there can be no assurance that the Board's efforts to diversify will be successful.

          Multi-family Residential Lending. On September 30, 1999, the Bank had $3.65 million outstanding in loans secured by multi-family residential properties, comprising approximately 2.09% of its loan portfolio, before net items. These loans are secured by apartments and have fixed and adjustable interest rates. These loans generally do not exceed 75% of the appraised value of the real estate securing the loans. Multi-family residential loans have terms of up to 15 years. The loans generally use the same index and rate change limitations as are used in one-to-four family residential lending. See "-- One-to-Four Family Residential Real Estate Lending."

          The Bank generally requires title insurance in connection with its multi-family residential real estate loans. The Bank also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or the replacement cost of the improvements on the property securing the loans, whichever is greater.

          The Board of Directors is currently evaluating the opportunities available in the market area for multi-family residential lending. The Board may increase efforts in this area to diversify the loan portfolio. Because of competition from other financial institutions and economic conditions in the Bank's market area, there can be no assurance that the Board's efforts to diversify will be successful.

          Commercial Lending. Although infrequent, the Bank has made commercial loans. Those loans generally require publicly-traded common stock as security and are limited to a margin of 60%. The Board of Directors is currently evaluating the opportunities available in the market area for commercial lending. The Board may increase efforts in this area to diversify the loan portfolio. Because of competition from other financial institutions and economic conditions in the Bank's market area, there can be no assurance that the Board's efforts to diversify will be successful.

          Consumer Lending. At September 30, 1999, the Bank's consumer loan portfolio amounted to $216,000, or 0.12% of gross loans outstanding, before net items. The Board of Directors is currently evaluating the opportunities available in the market area for consumer lending. The Board may increase efforts in this area to diversify the loan portfolio. Because of competition from other financial institutions and economic conditions in the Bank's market area, there can be no assurance that the Board's efforts to diversify will be successful.

          Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources such as referrals from real estate brokers, the Bank's depositors and borrowers, builders, attorneys, walk-in customers and in some instances, other lenders.

          During its loan approval process, the Bank assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. The Bank obtains detailed written loan applications to determine the borrower's ability to repay and verifies responses on the loan application through the use of credit reports, financial statements, and other confirmations. The Bank also obtains information concerning the income, financial condition, employment and the credit history of the applicant. Under current practice, the responsible officer or loan officer of the Bank analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. The Bank generally requires an independent fee appraisal on loans secured by a first mortgage on real estate. In some instances, tax value is used for second lien position loans.

          All real estate loans, except certain home equity loans, must be approved by a Bank underwriter. All loans and lending relationships in excess of $250,000 must receive full Board approval. All loan originations for the month are reported monthly to the Board of Directors.

          Normally, upon approval of a residential mortgage loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within 45 days of the commitment date. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. No points are charged unless the loan is actually closed. Approximately 15 percent of commitments that are issued expire without the loan being closed.

          Interest Rates, Terms, Points and Fees. Interest rates and fees charged on the Bank's loans are affected primarily by the market demand for loans, competition, the supply of money available for lending purposes and the Bank's cost of funds. These factors are affected by, among other things, general economic conditions and the policy of the federal government, including the Federal Reserve, tax policies and governmental budgetary matters. In addition to earning interest on loans, the Bank receives fees in connection with originating loans. The Bank also charges fees for loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans.

          Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. Interest on loans is recorded as borrowers' monthly payments become due. Accrual of interest on loans is suspended when interest becomes 90 days past due or earlier when, in management's judgment, doubts exist as to the collectibility of additional interest. Interest is reserved by establishing an allowance for uncollected interest when a loan becomes delinquent 90 days or more or earlier. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or future payments are reasonably assured. In most cases, delinquencies based on management's judgment regarding collectibility are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by the Bank at prevailing market terms. Any property acquired as a result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of September 30, 1999, the Bank had $107,450 in real estate acquired in settlement of loans. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by an independent appraiser, and the real estate is carried at the lower of cost or fair value minus costs to sell. Costs relating to the development and improvement of the property are capitalized, and costs relating to holding the property are charged to expenses.

          The following table sets forth information with respect to nonperforming assets by the Bank, including nonaccrual loans and foreclosed real estate at the dates indicated.

                                                                             At September 30,
                                                                ----------------------------------------
                                                                   1999           1998           1997
                                                                ----------     ----------     ----------
                                                                          (Dollars in Thousands)
     Nonaccrual loans                                           $      492     $      200     $      348

     Accruing loans past due 90 days or more                             -              -              -

     Foreclosed real estate                                            107              -              -

                                                                ----------     ----------     ----------
     Total nonperforming assets                                 $      599     $      200     $      348
                                                                ==========     ==========     ==========

                                                                ----------     ----------     ----------
     Nonperforming loans to total gross loans                         0.28%          0.12%          0.21%
                                                                ==========     ==========     ==========

                                                                ----------     ----------     ----------
     Nonperforming assets to total assets                             0.30%          0.11%          0.17%
                                                                ==========     ==========     ==========

     Total assets                                               $  198,001     $  190,058     $  199,616

     Total gross loans                                          $  175,017     $  162,165     $  163,289

          During the years ended September 30, 1999 and 1998, gross interest income of $45,958 and $21,512, respectively, would have been recorded on these loans accounted for on a nonaccrual basis if the loans had been current throughout the year. The amount of gross interest income actually recorded on such nonperforming assets during the periods was $16,911 and $15,536, respectively.

          Applicable regulations require the Bank to "classify" its own assets on a regular basis. In addition, in connection with examinations of savings institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below. The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets are listed as "special mention" and do not warrant adverse classification. At September 30, 1999, the Bank had seven loans with an aggregate outstanding balance of $649,298 classified as "special mention."

          An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by a well-defined weakness with possible risk of loss if the deficiency is not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

          As of September 30, 1999, the Bank had $613,085 loans internally classified as "substandard," no loans classified as "doubtful" and no loans classified as "loss." Total classified loans as of September 30, 1998 and 1997 were approximately $376,000 and $348,000, respectively.

The following table sets forth at September 30, 1999, the Bank's aggregate carrying value of the assets classified as "substandard," "doubtful," "loss," or criticized as "special mention."

                                     Special Mention List     Substandard             Doubtful                    Loss
                                     --------------------  ------------------   ---------------------     ---------------------
                                       Number     Amount    Number    Amount      Number     Amount        Number      Amount
                                     ----------  --------  --------  --------   ---------  ----------     --------   ----------
                                                                    (Dollars in Thousands)
Real estate loans:
  1-4 family                                6    $  606        11     $   601         -      $      -           -      $      -
  Home equity                               1        43         1          12         -             -           -             -
  Construction and development              -         -         -           -         -             -           -             -
  Nonresidential                            -         -         -           -         -             -           -             -
  Multi-family                              -         -         -           -         -             -           -             -
                                       ------    ------    ------     -------   -------      --------     -------      --------

     Total real estate loans                7       649        12         613         -             -           -             -
                                       ------    ------    ------     -------   -------      --------     -------      --------
Other loans:
  Commercial                                -         -         -           -         -             -           -             -
  Consumer                                  -         -         -           -         -             -           -             -
                                       ------    ------    ------     -------   -------      --------     -------      --------

     Total other loans                      -         -         -           -         -             -           -             -
                                       ------    ------    ------     -------   -------      --------     -------      --------

Total                                       7    $  649        12     $   613         -      $      -           -      $      -
                                       ======    ======    ======     =======   =======      ========     =======      ========

     Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans.

     Management continues to actively monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.

                                                     Year Ended September 30,
                                                 --------------------------------
                                                   1999         1998       1997
                                                 --------     --------   --------
                                                           (In Thousands)
     Balance, beginning of period                $  1,224     $  1,223   $  1,216

     Charge-offs                                        -            -          -

     Provision                                          -            -          -

     Recoveries                                         -            1          7
                                                 --------     --------   --------

     Balance, end of period                      $  1,224     $  1,224   $  1,223
                                                 ========     ========   ========

     The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

                                                                                         At September 30,
                                   ----------------------------------------------------------------------------------
                                                       1999                                    1998
                                   ----------------------------------------- ----------------------------------------
                                                    Percent of    Amount of                 Percent of     Amount of
                                                   Allowance to   Loans to                 Allowance to    Loans to
                                     Amount of        Total         Gross     Amount of       Total          Gross
                                     Allowance      Allowance       Loans     Allowance     Allowance        Loans
                                   ------------   -------------- ----------- -----------  --------------  -----------
                                                                 (Dollars in Thousands)
Type of loan:
  Real estate loans:
   1-4 family                        $    135        11.03%         77.04%     $    135       11.03%        84.03%
   Home equity                            621        50.74%         11.83%          514       41.99%        10.59%
   Construction and development           312        25.49%          7.55%          103        8.42%         2.54%
   Nonresidential                          24         1.96%          1.36%           47        3.84%         1.00%
   Multi-family                            15         1.23%          2.09%           40        3.27%         0.81%
                                     --------      -------        -------      --------     -------       -------
    Total real estate loans             1,107        90.45%         99.87%          839       68.55%        98.97%
                                     --------      -------        -------      --------     -------       -------
  Other loans:
   Commercial                               1         0.08%          0.01%           43        3.51%         0.88%
   Consumer                                 1         0.08%          0.12%            1        0.08%         0.15%
                                     --------      -------        -------      --------     -------       -------

     Total other loans                      2         0.16%          0.13%           44        3.59%         1.03%
                                     --------      -------        -------      --------     -------       -------

  Unallocated                             115         9.39%             -           341       27.86%            -
                                     --------      -------        -------      --------     -------       -------

  Total allowance for loan losses    $  1,224       100.00%        100.00%     $  1,224      100.00%       100.00%
                                     ========      =======        =======      ========     =======       =======
                                   -----------------------------------------
                                                       1997
                                   -----------------------------------------
                                                    Percent of    Amount of
                                                   Allowance to   Loans to
                                     Amount of        Total         Gross
                                     Allowance      Allowance       Loans
                                   ------------   -------------- -----------
Type of loan:
  Real estate loans:
   1-4 family                        $    396        32.38%         86.23%
   Home equity                              -            -           6.78%
   Construction and development           109         8.91%          3.45%
   Nonresidential                          16         1.31%          1.36%
   Multi-family                             4         0.33%          0.97%
                                     --------      -------        -------
    Total real estate loans               525        42.93%         98.79%
                                     --------      -------        -------
  Other loans:
   Commercial                               -            -           1.00%
   Consumer                                96         7.85%          0.21%
                                     --------      -------        -------

     Total other loans                     96         7.85%          1.21%
                                     --------      -------        -------

  Unallocated                             602        49.22%             -
                                     --------      -------        -------

  Total allowance for loan losses    $  1,223       100.00%        100.00%
                                     ========      =======        =======

Investment Securities

Interest and dividend income from investment securities generally provides the second largest source of income to the Company and the Bank, on a consolidated basis (the "Consolidated Entity") after interest on loans. In addition, the Consolidated Entity receives interest income from deposits in other financial institutions. At September 30, 1999 the Consolidated Entity's investment portfolio totaled $22.6 million and consisted of U.S. government and agency securities, interest-earning deposits in other financial institutions and stock of the FHLB of Atlanta.

     Investments are classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of equity. Net unrealized securities gains on the securities available-for-sale of $32,837, net of related deferred tax assets of $20,805, are reported as a separate component of equity in the Consolidated Entity's financial statements at September 30, 1999. The Bank established a trading account to satisfy the investment requirements of a rabbi trust related to a deferred compensation plan. These amounts are classified as other assets in the statement of condition.

     The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is accounted for as an adjustment to interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding residential mortgage loans and similar obligations or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, accordingly, the stock is carried at cost. As of September 30, 1999, the Bank was in compliance with this requirement with an investment in stock of the FHLB of Atlanta of $1.6 million.

     OTS regulations require the Bank to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. The Bank's average liquidity ratio for the quarter ended September 30, 1999 was 15.30% which exceeded the applicable requirements.

     The Bank's current investment policy provides that investment decisions will be made jointly by Ronald E. Bostian, President and Chief Executive Officer, and Dianne Hawkins, Vice President, Controller and Treasurer, and reviewed monthly by the Board of Directors. The investment policy provides that the objectives of the investment portfolio are to: (i) establish an acceptable level of interest rate and credit risk for all investments; (ii) generate an acceptable rate of return on investments; (iii) provide for adequate levels of liquidity for the Bank; and (iv) provide guidance from the Board of Directors to management on the investments desired for the Bank.

     Permitted investments include FHLB daily time deposits, FHLB term deposits, insured certificates of deposit, government securities and government agency securities.

     The following table sets forth certain information regarding the Consolidated Entity's investment portfolio at the dates indicated.

                                                   At September 30,
                                       ---------------------------------------
                                          1999          1998           1997
                                       ---------      ---------      ---------
                                                (Dollars in Thousands)
Securities available for sale:
  U.S. government and agencies         $  16,024      $   7,228      $  10,335


Securities held to maturity:
  U.S. government and agencies               715          1,565          2,328

Other:
  Interest-earning deposits                4,268         11,637         14,164
  Term Federal Funds                           -          2,000          6,100
  Federal Home Loan Bank stock             1,607          1,825          1,825
                                       ---------      ---------      ---------

         Total                         $  22,614      $  24,255      $  34,752
                                       =========      =========      =========

     The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Consolidated Entity's investment portfolio as of September 30, 1999. Mortgage-backed securities are not due at a single maturity date; therefore, the table does not consider prepayment of the underlying loans.

                                                                   After One Year         After Five Years
                                        One Year or Less         Through Five Years      Through Ten Years
                                    ------------------------  ------------------------ ----------------------
                                                   Weighted                  Weighted               Weighted
                                      Carrying     Average     Carrying      Average    Carrying    Average
                                       Value        Yield       Value         Yield      Value       Yield
                                    ----------   -----------  ----------   ----------- ---------- -----------
                                                            (Dollars in Thousands)
Securities available for sale:
   U.S. government and agencies     $   9,987      5.11%       $  2,071      5.42%      $  108      9.00%


Securities held to maturity:
   U.S. government and agencies             -         -             244      6.79%           -         -

Other:
   Interest-earning deposits            4,268      5.55%              -         -            -         -
   Term Federal Funds                       -         -               -         -            -         -
   Federal Home Loan Bank stock             -         -               -         -            -         -
                                    ---------    ------        --------    ------       ------    ------

          Total                     $  14,255      5.24%       $  2,315      5.56%      $  108      9.00%
                                    =========    ======        ========    ======       ======    ======
                                        After Ten Years                Total
                                    ------------------------  ------------------------
                                                   Weighted                  Weighted
                                      Carrying     Average     Carrying      Average
                                       Value        Yield       Value         Yield
                                    ----------   -----------  ----------   -----------
Securities available for sale:
   U.S. government and agencies     $   3,858      6.98%       $ 16,024      5.63%


Securities held to maturity:
   U.S. government and agencies           471      7.62%            715      7.34%

Other:
   Interest-earning deposits                -         -           4,268      5.55%
   Term Federal Funds                       -         -               -         -
   Federal Home Loan Bank stock         1,607      7.50%          1,607      7.50%
                                    ---------    ------        --------    ------

          Total                     $   5,936      7.17%       $ 22,614      5.80%
                                    =========    ======        ========    ======

Deposits and Borrowings

     General. Deposits are one of the primary sources of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal payments and prepayments, interest payments, investment income and principal payments and prepayments, interest from its own interest-earning deposits, interest income and advances from the FHLB of Atlanta and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At September 30, 1999, 71.5% of the Bank's deposits consisted of certificate accounts, 22.5% consisted of savings accounts, 5.3% consisted of interest-bearing transaction accounts and 0.68% consisted of noninterest-bearing transaction accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television advertising and direct mailings. The Bank plans to emphasize savings and checking accounts as a source of lower cost funds. The Bank recently began issuing ATM cards to its customers as a way of increasing the number and balances of such accounts.

     The following table sets forth information relating to the Bank's deposit flows and total deposits as follows:

                                                            At or for the Year
                                                            Ended September 30,
                                                  ---------------------------------------
                                                     1999           1998           1997
                                                  ---------      ---------      ---------

                                                               (In Thousands)
Total deposits at beginning of year               $ 161,549      $ 160,493      $ 146,450

Net increase (decrease) before interest
 credited                                            (6,520)        (4,998)         8,048

Interest credited                                     5,781          6,054          5,995
                                                  ---------      ---------      ---------

Total deposits at end of year                     $ 160,810      $ 161,549      $ 160,493
                                                  =========      =========      =========

     The following table sets forth certain other information regarding the Bank's savings deposits at the dates indicated.

                                                                             At September 30,
                                  --------------------------------------------------------------------------------------------------
                                                1999                              1998                             1997
                                  ---------------------------------  ------------------------------ --------------------------------
                                               Weighted                         Weighted                         Weighted
                                               Average      % of                Average     % of                 Average     % of
                                    Amount       Rate     Deposits    Amount      Rate    Deposits    Amount       Rate    Deposits
                                  ---------- ---------- -----------  --------  --------- ---------- ---------- ---------- ----------
                                                                          (Dollars in Thousands)
Deposit accounts:
  Savings accounts                $ 36,126      4.16%     22.47%     $ 40,131    4.53%     24.84%   $ 31,395      4.52%     19.56%
  NOW accounts                       6,572      0.96%      4.09%        5,893    1.43%      3.65%      5,248      1.35%      3.27%
  Money market deposit accounts      2,014      2.34%      1.25%        2,454    2.50%      1.52%      3,125      2.50%      1.95%
  Non-interest bearing accounts      1,086         -       0.68%        1,331       -       0.82%      1,550         -       0.97%
                                  --------     -----    -------      --------   -----    -------    --------     -----    -------
    Total demand deposits           45,798      3.52%     28.49%       49,809    3.94%     30.83%     41,318      3.79%     25.75%
                                  --------     -----    -------      --------   -----    -------    --------     -----    -------
Certificates of deposit            115,012      5.22%     71.51%      111,740    5.52%     69.17%    119,175      5.66%     74.25%
                                  --------     -----    -------      --------   -----    -------    --------     -----    -------

    Total deposits                $160,810      4.74%    100.00%     $161,549    5.03%    100.00%   $160,493      5.18%    100.00%
                                  ========     =====    =======      ========   =====    =======    ========     =====    =======

The following table presents the maturities by rates paid on all certificates of deposit as of September 30, 1999.

                                                          Amount Due During The Year Ending September 30,
                                   -------------------------------------------------------------------------------------------
                                                                                                  2004 and
                                       2000          2001           2002           2003          thereafter           Total
                                   ------------   ----------     -----------    -----------    -------------       -----------
                                                                     (Dollars in Thousands)
Certificates of deposit

  2.00% to 3.99%                   $      1,423   $        -     $         -    $         -    $           -             1,423
  4.00% to 5.99%                         91,485       13,843           1,041            254                2           106,625
  6.00% to 7.99%                          6,256          179             143             43              123             6,744
  8.00% to 9.99%                             42          178               -              -                -               220
                                   ------------   ----------     -----------    -----------    -------------       -----------
    Total                          $     99,206   $   14,200     $     1,184    $       297    $         125       $   115,012
                                   ============   ==========     ===========    ===========    =============       ===========


     As of September 30, 1999, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 outstanding was approximately $21.01 million, representing 18.27% of all certificates of deposit on such date. Management believes that most of these deposits are held by long-time, local customers of the Bank. The Bank also holds deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements. The following table presents the maturity of these time certificates of deposit greater than or equal to $100,000 at such date.

                                                       At September 30,
                                                            1999
                                                       ----------------
                                                        (In Thousands)
  3 Months or less                                     $          6,038
  Over 3 months through 6 months                                  5,833
  Over 6 months through 12 months                                 6,747
  Over 12 months                                                  2,390
                                                       ----------------
    Total                                              $         21,008
                                                       ================

     Return on Equity and Assets. The following table presents the return on equity and assets for the Company.

                                             For the Year Ended September 30,
                                             --------------------------------
                                                1999        1998       1997
                                             ---------   ----------  --------
  Return on average assets                       0.84%       0.69%     0.49%
  Return on average equity                       5.34%       8.50%     6.70%
  Average equity to average assets              15.73%       8.11%     7.30%
  Dividend payout ratio                         18.07%        N/A       N/A

     Borrowings. The Bank's principal source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank had no advances from the FHLB of Atlanta on September 30, 1999, and had advances of $10.0 million at September 30, 1998.

Competition

     The Bank has operated in the Salisbury community for more than 90 years.
It faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, brokerage firms and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them.

     The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. While the Bank's market share of deposits has decreased in recent years, its deposit base has grown principally due to economic growth in the Bank's market area. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Bank experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Employees

     As of September 30, 1999, the Bank had 41 full-time employees and 5 part-time employees. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

TAXATION

Federal Income Taxation

     General. The Company and the Bank are subject to the taxing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), for corporations and will file separate federal income tax returns on a September 30 fiscal year basis. The maximum corporate federal income tax rate is 35%. The Company and the Bank will report their income using the accrual method of accounting and will be subject to federal income taxation on a basis consistent with the Bank's prior years. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

Tax Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally loans secured by interests in real property improved or to be improved) under (i) a method based on a percentage of the institution's taxable income, as adjusted (the "percentage of taxable income method") or (ii) a method based on actual loss experience (the "experience method"). The reserve for nonqualifying loans was computed using the experience method.

     The addition to the bad debt reserve under the percentage of taxable income method was limited to 8% of the institution's taxable income. This method could not raise the reserve for losses on qualifying real property loans to exceed 6% of qualifying real property loans at the end of the year. Moreover, the current year addition to the reserve for losses on qualifying loans, when added to the experience method deduction for nonqualifying loans, could not exceed the amount by which 12% of total deposits and withdrawable accounts at the close of the tax year exceeded the sum of surplus, undivided profits and reserves at the beginning of the year. The experience method amount was the amount necessary to increase the balance of the reserve at the close of the year to the greater of
(i) the amount which bore the same ratio to loans outstanding at the close of the year as the total net bad debts sustained during the current and five preceding years bore to the sum of the loans outstanding at the close of such six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (assuming that the loans outstanding have not declined since such date).

     In order to qualify for the percentage of taxable income method, an institution had to have at least 60% of its assets as "qualifying assets," which generally included, cash, obligations of the United States government or certain agencies or instrumentalities thereof or of a state or political subdivision, residential real estate-related loans, or loans secured by savings accounts and property used in the conduct of its business. In addition, it had to meet certain other supervisory tests and operate principally for the purpose of acquiring savings and investing in loans.

     Institutions which became ineligible to use the percentage of taxable income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1997, 1998, and 1999.

     Bad debt reserve balances as of the close of the last taxable year beginning before January 1, 1988 or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") must be included in taxable income upon certain distributions to shareholders. Distributions in redemption of stock or in partial or complete liquidation or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place, the thrift is required to reduce its reserve by such distribution plus the income tax resulting from simultaneously recognizing the distribution as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at September 30, 1999 includes approximately $3.7 million for which no provision for federal income tax has been made.

     Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repealed the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation requires bad debt reserve recapture for post-1987 excess reserves over a six-year period. At September 30, 1996, the Bank's post-1987 excess reserves amounted to approximately $567,000. A special provision suspended recapture of post-1987 excess reserves for up to two years, the two tax years beginning after December 31, 1995, if, during one or both of those years, the institution satisfied a "residential loan requirement." This requirement was met if the principal amount of the institution's residential loans originated during the year exceeded a base year amount, which was determined by reference to the average of the institution's residential loans originated during the six most recent taxable years beginning on or before December 31, 1995. The Bank did not meet the residential loan requirement for its 1996 or 1997 tax year and recaptured one-sixth of the excess reserves in each of those years. However, notwithstanding this special provision, recapture was required to begin no later than the first taxable year beginning after December 31, 1997. At September 30, 1999, the Bank's post-1987 excess reserves amounted to approximately $283,000.

     Corporate Alternative Minimum Tax. The Company and the Bank may also be subject to the corporate alternative minimum tax ("AMT"). This tax is applicable only to the extent it exceeds the regular corporate income tax. The AMT is imposed at the rate of 20% of the corporation's alternative minimum taxable income ("AMTI") subject to applicable statutory exemptions. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Preference items and adjustments generally applicable to financial institutions include, but are not limited to, the following: (i) the excess of the bad debt deduction for reasonable bad debt reserves over the amount that would have been allowed had the institution maintained a reserve for all tax years on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) 75% of the excess, if any, of a corporation's adjusted current earnings over its AMTI (as otherwise determined with certain adjustments). Net operating loss carryovers, subject to certain adjustments, may be utilized to offset up to 90% of the AMTI. Credit for AMT paid may be available in future years to reduce future regular federal income tax liability to the extent it exceeds the year's AMT. The Bank has not been subject to the AMT in recent years.

     Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

     Audits. The Bank's federal income tax returns were audited by the IRS for the 1994 tax year. There were no findings.

State and Local Taxation

     Under North Carolina law, the corporate income tax for tax years beginning in 1997 is 7.5% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. Prior to 1997, the corporate income tax rate was 7.75%. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

     The North Carolina corporate tax rate will drop to 7.25% for tax years beginning in 1998, 7.0% in 1999, and 6.9% thereafter.

Supervision and Regulation-Bank

General

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System. The Bank's deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the SEC under the federal securities laws.

     Any change in the regulatory structure or the applicable statutes or regulations, whether by the OTS, the FDIC or the Congress, could have a material impact on the Company and or the Bank. The repeal of the Glass-Stegall Act may have a material impact on the Company and the Bank. However, at present the impact cannot be determined.

Federal Regulation of the Bank

     Business Activities. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, nonresidential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1999, the Bank's general limit on loans-to-one borrower was $4.04 million. At September 30, 1999, the Bank's largest aggregate amount of loans-to-one borrower was $2.3 million.

     Qualified Thrift Lender Test ("QTL"). The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less:
(i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of September 30, 1999, the Bank maintained 96.46% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended September 30, 1999 was 15.30%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessment paid to the OTS for the fiscal year ended September 30, 1999 was $36,914.

     Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS has adopted an interest rate risk component into its regulatory capital requirements; however, the OTS has postponed indefinitely any adjustment to capital which would be required by such interest rate risk component. The OTS interest rate risk rule as written would also adjust the risk-weighting for certain mortgage derivative securities. Under the rule as written, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk would be measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the Bank's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% would be required to deduct an interest rate component in calculating its total risk-based capital. The interest rate risk component would be an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Bank's assets. That dollar amount would be deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule as written, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% would be not subject to the interest rate risk component, unless the OTS determined otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. No prediction can be made when such interest rate risk component requirement will be implemented, or if it ever will be implemented.

     At September 30, 1999, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents certain information relating to the Bank's regulatory capital compliance at September 30, 1999.

                                                          Percent of
                                         Amount           Assets(1)
                                        --------          ----------
                                            (Dollars in Thousands)
Tier 1                                  $ 26,907             14.0 %
Tier 1 Capital Requirement                (7,694)            (4.0)%
                                        --------          ----------
  Excess                                $ 19,213             10.0 %
                                        ========          ==========

Total Capital                           $ 28,131             25.4 %
Risk-Based Capital Requirement            (8,852)            (8.0)%
                                        --------          ----------
  Excess                                $ 19,279             17.4 %
                                        ========          ==========

(1) Adjusted total assets were used for the Tier 1 calculation and risk-weighted assets were used for the Risk-Based Capital calculation.

Prompt Corrective Regulatory Action

     Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth, and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. The Bank's assessment rate for the years ended September 30, 1999, 1998 and 1997 was .059%, 0.061% and 0.093% of assessable deposits, respectively.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 1999 of $1.6 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At September 30, 1999, the Bank had no FHLB advances.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended September 30, 1999, 1998 and 1997, cash dividends from the FHLB to the Bank amounted to $129,507, $134,585 and $132,207, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.8 million, the reserve requirement is $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Supervision and Regulation of the Company

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "--Federal Regulation of the Bank--QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS; from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA, or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

     The Company filed with the SEC a registration statement under the Securities Act for the registration of the common stock to be issued pursuant to the Conversion and has registered the Company's common stock with the SEC under
Section 12 (g) of the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of shares of the common stock issued in the Conversion does not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Item 2.  Description of Property

     The following table sets forth the location of the Bank's headquarters office in Salisbury, and branch offices in Statesville and Rockwell, North Carolina, as well as certain other real property owned or leased by the Bank and information relating to such real estate as of September 30, 1999:

                                                                       Net Book
                                                                       Value of
                                                                      Property or                 Owned or
                                                                     Improvements                  Leased
                                                                     ------------                ---------
401 West Innes Street                                                    $340,706                     Owned
Salisbury, North Carolina 28144-4232

427 West Innes Street                                                     289,173                     Owned
Salisbury, North Carolina 28144

307 North Center Street                                                   394,518                     Owned
Statesville, North Carolina 28677

106 West Main Street                                                       37,232                     Owned
Rockwell, North Carolina 28138

649 Brawley School Road                                                   435,471                     Owned
Mooresville, North Carolina 28117

     The total net book value of the Company's furniture, fixtures and equipment and automobile at September 30, 1999 was $650,906. The properties are considered by the Company's management to be in good condition and to be adequately covered by insurance.

     Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is disposed of by the Bank in an effort to recover its investment. As of September 30, 1999, the Bank had $107,450 in real estate acquired in settlement of loans.

Item 3.  Legal Proceedings

     From time to time, the Bank and the Company are parties to legal proceedings which arise in the ordinary course of its business. Most commonly, such proceedings are commenced by the Bank to enforce obligations owed to it. From time to time, claims are asserted against the Bank directly or as defenses and counterclaims in actions filed by the Bank. At this time, the Bank is not a party to any legal proceeding which is expected to have a material effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

                               Part II
                               -------

Item 5.  Market for Common Equity and Related Stockholders Matters

     Price information with respect to the Company's common shares is listed on The NASDAQ Small-Cap Market("NASDAQ") under the symbol of ISFC. The following table sets forth the range of high and low bid information for the common shares of the Company, as quoted by NASDAQ, together with the dividends declared per common share for each quarter ended during the fiscal year ended September 30, 1999.



                                                    9/99              6/99              3/99              12/98
                                              ----------------------------------------------------------------------
Dividend Declared                                 $   0.05          $   0.05          $   0.05           $   0.00

High Bid During Quarter                           $13.6875          $13.2500          $13.6250           $14.0000

Low Bid During Quarter                             12.1875           11.2500           11.1250            12.6250

Last Bid of Quarter                                12.3750           13.0625           11.3750            13.2500

     The sources of income to the Company consists mainly of earnings on the capital retained by the Company from the Conversion and dividends paid by the Bank to the Company, if any. Consequently, future declarations of cash dividends by the Company may depend upon dividend payments by the Bank to the Company, which payments are subject to various restrictions. The Bank, like all savings banks regulated by the OTS, is subject to certain restrictions on the payment of dividends based on its net income, its capital in excess of the regulatory capital requirements and the amount of regulatory capital required for the liquidation account to be established in connection with the Conversion.

     At December 1, 1999, there were approximately 530 stock holders of record, not including the number of persons or entities where stock is held in nominee or "street" name through various brokerage firms or banks.

Item 6. Management's Discussion and Analysis

General

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and changes therein and results of operations of the Consolidated Entity.

     The Company was incorporated under North Carolina law on July 6, 1998 at the direction of the Bank for the purpose of acquiring and holding all of the outstanding stock of the Bank to be issued in the Conversion has been. The Company's principal business activities since the Conversion have been conducted mainly through the Bank.

     The Consolidated Entity's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Consolidated Entity's operations are affected to a much lesser degree by non-interest income, such as transaction and other service fee income, and other sources of income. The Consolidated Entity's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, office occupancy costs, data processing, advertising expenses and federal deposit insurance premiums.

Net Interest Income

     Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities ("net earning balance"). The following table sets forth information relating to average balances of the Consolidated Entity's assets and liabilities for the years ended September 30, 1999, 1998 and 1997. For the periods indicated, the table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net yield on interest-earning assets (which reflects the impact of the net earning balance). Monthly average balances are derived from daily balances.

                                                                                        For the Year Ended September 30,
                                                  -------------------------------------------------------------------------
                                        At
                                    September 30,
                                       1999                        1999                               1998
                                    ------------- ------------------------------------ ------------------------------------

                                      Average                                Average                              Average
                                      Rate(5)     Average Balance Interest Yield/ Rate Average Balance Interest Yield/ Rate
                                    ------------- --------------- -------- ----------- --------------- -------- -----------
                                                                           (Dollars in Thousands)
Assets:
Interest-earning assets
 Interest-earning deposits                  5.55% $        22,004 $  1,159       5.27% $        10,676 $    664       6.22%

 Investments (1)                            5.86%          15,839      952       6.01%          18,791    1,182       6.29%
 Loans receivable, net (4)                  7.48%         158,005   11,876       7.52%         158,013   12,068       7.64%
                                                  --------------- --------             --------------- --------

Total interest-earning assets               7.28%         195,848 $ 13,987       7.14%         187,480 $ 13,914       7.42%
                                                                  --------                             --------

Non-interest-earning assets                                 6,999                                6,056
                                                  ---------------                      ---------------

  Total                                           $       202,847                      $       193,536
                                                  ===============                      ===============

Liabilities and equity
Interest-bearing liabilities:
 NOW and Money
  market accounts                           1.28% $         8,924 $    119       1.33% $         8,531 $    152       1.78%
 Savings accounts                           4.16%          37,852    1,519       4.01%          35,522    1,625       4.57%
 Certificates of deposit                    5.22%         113,742    6,098       5.36%         113,730    6,341       5.58%
                                                  --------------- --------             --------------- --------

Total deposits                              4.77%         160,518    7,736       4.82%         157,783    8,118       5.15%

 FHLB advances                                 -            6,249      431       6.90%          15,518    1,069       6.89%
                                                  --------------- --------             --------------- --------

Total interest-bearing liabilities          4.77%         166,767 $  8,167       4.90%         173,301 $  9,187       5.30%
                                                                  --------                             --------

Non-interest-bearing liabilities                            4,163                                4,545

Equity                                                     31,917                               15,690
                                                  ---------------                      ---------------

  Total                                           $       202,847                      $       193,536
                                                  ===============                      ===============

Net interest income and interest
 rate spread (2)
                                                                  $  5,820       2.24%                 $  4,727       2.12%
                                                                  ========                             ========

Net yield on interest-earning
 assets (3)                                                                      2.97%                                2.52%

Ratio of interest-earning assets to
 interest-bearing liabilities                                                  117.44%                              108.18%


                                             ------------------------------------


                                                            1997
                                             ------------------------------------
                                                                        Average
                                                                         Yield/
                                             Average Balance Interest     Rate
                                             --------------- -------- -----------
Assets:
Interest-earning assets
 Interest-earning deposits                   $         9,152 $    537       5.87%

 Investments (1)                                      23,014    1,438       6.25%
 Loans receivable, net (4)                           160,597   11,927       7.43%
                                             --------------- --------

Total interest-earning assets                        192,763 $ 13,902       7.21%
                                                             --------

Non-interest-earning assets                            4,934
                                             ---------------

  Total                                      $       197,697
                                             ===============

Liabilities and equity
Interest-bearing liabilities:
 NOW and Money
  market accounts                            $         8,125 $    157       1.93%
 Savings accounts                                     29,254    1,319       4.51%
 Certificates of deposit                             116,148    6,623       5.70%
                                             --------------- --------

Total deposits                                       153,527    8,099       5.28%

 FHLB advances                                        25,751    1,773       6.89%
                                             --------------- --------

Total interest-bearing liabilities                   179,278 $  9,872       5.51%
                                                             --------

Non-interest-bearing liabilities                       3,986

Equity                                                14,433
                                             ---------------

  Total                                      $       197,697
                                             ===============

Net interest income and interest
 rate spread (2)
                                                             $  4,030       1.70%
                                                             ========

Net yield on interest-earning
 assets (3)                                                                 2.09%

Ratio of interest-earning assets to
 interest-bearing liabilities                                             107.52%

________________________________________________________________________________
(1) Includes investment securities, term fed funds and FHLB of Atlanta stock.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income divided by average interest-earning assets.
(4) Loans placed on nonperforming status have been included in the computation of average balances.
(5) The weighted average rate represents the coupon associated with each asset and liability, weighted by the principal balance associated with each asset and liability.

Rate/Volume Analysis
--------------------

     The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by the prior period's volume),
(ii) changes attributable to volume (changes in volume multiplied by the prior period's rate), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

                                 Year Ended September 30,           Year Ended September 30,           Year Ended September 30,
                                       1999 vs. 1998                      1998 vs. 1997                      1997 vs. 1996
                            ---------------------------------- ---------------------------------- ----------------------------------
                            Increase(Decrease) Attributable to Increase(Decrease) Attributable to Increase(Decrease) Attributable to
                            ---------------------------------- ---------------------------------- ----------------------------------
                               Rate       Volume       Net        Rate       Volume       Net        Rate       Volume       Net
                            ---------   ----------  ---------- ---------   ----------  ---------- ---------   ----------  ----------
                                                                         (In Thousands)
Interest income
 Interest-earning deposits   $ (115)     $   610     $   495     $  34      $    93     $   127    $   (4)     $     11    $     7
 Investments                    (51)        (179)       (230)       10         (266)       (256)      (26)           70         44
 Loans receivable, net         (191)          (1)       (192)      335         (194)        141       146            15        161
                                                    ----------                         ----------                         ----------

  Total interest income on
   interest-earning assets                                73                                 12                                212
                                                    ----------                         ----------                         ----------

Interest expense
 NOW and Money Market
 accounts                       (40)           7         (33)      (13)           8          (5)      (18)            1        (17)
 Savings accounts              (208)         102        (106)       21          285         306        49           256        305
 Certificates of deposit       (244)           1        (243)     (147)        (135)       (282)     (150)         (160)      (310)
 FHLB advances                    2         (640)       (638)        -         (704)       (704)       (3)          (86)       (89)
                                                    ----------                         ----------                         ----------
  Total interest expense on
   interest-bearing
   liabilities                                        (1,020)                              (685)                              (111)
                                                    ----------                         ----------                         ----------
Increase(decrease) in net
interest income                                      $ 1,093                            $   697                            $   323
                                                    ==========                         ==========                         ==========

Financial condition

     Total assets increased $7.9 million from $190.1 million at September 30, 1998 to $198.0 million at September 30, 1999.

     Loans receivable, net, increased $8.7 million from $159.2 million at September 30, 1998 to $167.9 million at September 30, 1999. This increase was a result of the purchase of $8.7 million of loans and an increase in the Bank's own production, net of loan sales.

     Cash and cash equivalents decreased to $6.8 million at September 30, 1999 from $13.3 million at September 30, 1998, a decrease of $6.5 million, or 48.9%. This decrease was a result of repaying $10.0 million in FHLB advances this year, purchases of $12.0 million of investment securities and increasing loans receivable, net by $8.7 million. This decrease of $30.7 million was offset by approximately $21 million received from the Conversion.

     Premises and equipment increased $1.0 million from $1.2 million at September 30, 1998 to $2.2 million at September 30, 1999, a 83.3% increase. This increase resulted from the Consolidated Entity installing a local area network and upgrading its computer hardware to accommodate the requirements of its service bureau's software. The new hardware is year 2000 compliant. Also, the Consolidated Entity purchased $0.5 million in land for future expansion of its branch network.

     In connection with the Conversion, 121,978 shares of the Company's stock were purchased by certain employees and directors in conjunction with the respective nonqualified deferred compensation plans. The purchase price of the shares, and corresponding liability, have been recorded in shareholders' equity. The result was a decrease in other assets and other liabilities of $1,219,780 at September 30, 1999 compared to September 30, 1998.

     During the year, the Bank repaid $10.0 million in advances from the FHLB in accordance with the debt agreement. This repayment was made from part of the proceeds from the stock offering. At September 30, 1999, the Bank had no advances from FHLB.

     Paid in capital resulted from the issuance 2,248,250 shares of common stock, no par value, at $10 per share as part of the Conversion. During the quarter ended September 30, 1999, the Company repurchased 112,412 shares of its own stock at $13.50 per share. This repurchase decreased paid in capital by approximately $1.5 million. These shares were retired from issued and outstanding.

     Unallocated ESOP stock was the result of the establishing an ESOP on behalf of the Bank's eligible employees. Unallocated ESOP stock will decrease in the future as the shares acquired by the ESOP are allocated to its eligible employees.

     Retained earnings increased from $15.9 million at September 30, 1998 to $17.3 million at September 30, 1999, a $1.4 million increase or 8.8%. This increase was a result of $1.7 million in earnings offset by $0.3 million paid to stockholders in the form of dividends.

Results of Operations

     Net Income. Net income was $1,705,254 for the year ended September 30, 1999 compared to $1,333,701 for the year ended September 30, 1998, a 27.9% increase. This increase was primarily a result of an increase in net interest income offset by an increase in non-interest expense.

     Net Interest Income. Net interest income was $5.82 million for the year ended September 30, 1999 compared to $4.73 million for the year ended September 30, 1998, an increase of 23.0%. The decrease in interest expense on borrowings was the primary cause for the improved net interest margin. Interest expense on borrowings decreased as a result of a $9.3 million decrease in average borrowings outstanding during the respective periods.

This planned decrease was a result of the Company repaying $10.0 million of FHLB advances since September 30, 1998.

     Provision for Loan Losses. No provision for loan losses was made in either the year ended September 30, 1999 or the year ended September 30, 1998.

     Other Income. Other income decreased from $420,953 for the year ended September 30, 1998 to $333,593 for the year ended September 30, 1999,due to a decrease in gains on sales of loans and a decrease in loan servicing fees.

     Operating Expenses. Operating expenses increased from $3.06 million for the year ended September 30, 1998 to $3.44 million for the year ended September 30, 1999. Increases in compensation and benefits and other during the year ended September 30, 1999 account for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees, normal annual increases in salaries of existing employees and ESOP expenses. Also, professional fees increased as a result of the Conversion. Occupancy and equipment increased during the year ended September 30, 1999 due to the installation of a local area network and the upgrading of the Bank's computer hardware to accommodate the requirements of its service bureau's software.

     Income Taxes. The provision for income taxes increased from $758,545 for the year ended September 30, 1998 to $1,011,840 for the year ended September 30, 1999 as a result of the higher income.

Year 2000 Compliance

     As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Some of the existing application software products were designed to accommodate only two-digits. For example, "99" is stored on the system and represents 1999. The Consolidated Entity has identified potential problems associated with the "Year 2000" issue and has implemented a plan designed to ensure that all software used in connection with the Consolidated Entity's business will manage and manipulate data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data.

     The Consolidated Entity has prepared a critical issues schedule with a time line and assigned responsibilities to address the Year 2000 problem. In addition, the Consolidated Entity recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Consolidated Entity is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has tested for compliance. The Consolidated Entity has completed all phases outlined in the Federal Financial Institutions Examinations Council (FFIEC). The FFIEC requires all banks to develop plans with five critical phases: awareness, assessment, renovation, validation and implementation. The awareness phase defined the Year 2000 issue for the Bank and made employees and departments aware of potential challenges associated with the date change. In the assessment phase of our plan, extensive inventories were taken of hardware, software and facilities that could be a problem when January 1, 2000 arrives. Through testing and correspondence with service providers, corrective actions were determined. The Bank's customer accounts reside with one of the largest and most proactive computer service providers in the financial services industry. The Bank's renovation phase was greatly enhanced by its decision to replace all existing personal computers and printers. Although this decision was primarily made to improve customer service, it has provided the additional benefit of helping to prepare for the Year 2000. All systems were in place for testing with the data processing company in April 1999. The test was performed in a Year 2000 environment meaning the dates were changed on our personal computers as well as the computer processing company. This provided our validation for the new computers, local area network and most importantly the accurate processing of loan, checking and savings transactions. The fifth phase is implementation; whereby the bank introduces successfully tested systems into the production environment. All internal mission critical and mission necessary systems have been renovated, tested and implemented.

     The Consolidated Entity has also prepared contingency plans in the event there are any system interruptions. These plans have been tested and our staff is continuing to be trained to implement them. The Consolidated Entity's contingency plan is designed to ensure continued operation even in the event of a power failure. Telephone capability is being analyzed in conjunction with vendors. The same analysis and monitoring is being performed on the provider of security services. The Consolidated Entity's vaults are mechanical and not subject to time or calendar failure. There can be no assurances however, that the contingency plan or the performance of the Consolidated Entity's vendors will be effective to remedy all potential problems. To the extent the Consolidated Entity's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have material adverse effect on the Consolidated Entity's business, financial condition, results of operations and business prospects.

     The Consolidated Entity's external costs related to Year 2000 through September 30, 1999 have been approximately $17,000. The Consolidated Entity expects the remaining external costs will be minimal. The Consolidated Entity's internal Year 2000 costs have been primarily payroll costs that have not been tracked.

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

     The Consolidated Entity's loan portfolio consists primarily of residential mortgage loans to individuals. These individuals generally are not affected by Year 2000 failures. The limited number of the Consolidated Entity's commercial borrowers are being contacted to assure that timely payments will be made in January 2000. The Consolidated Entity has amended its underwriting policies to address loan payment problems associated with a borrower as a result of a disruption in income or a commercial borrower's inability to make a timely payment.

Impact of Inflation and Changing Prices

     The Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Reporting and Accounting Standards

     Reporting Comprehensive Income. In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), was issued and establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The Bank adopted the standard, as required in fiscal 1998.

     Disclosures about Segments of an Enterprise and Related Information. In June 1997, Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and establishes new standards for public companies to report information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. The Consolidated Entity adopted the standard, as required in fiscal 1998. Management has determined that the Consolidated Entity has only one segment, Consumer Banking.

     Employers' Disclosures about Pensions and Other Postretirement Benefits.
In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) which revises employers' disclosures about pension and other postretirement benefit plans was issued. The standard does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer viewed as useful to the reader. The Bank adopted the standard, as required, in fiscal 1998.

        Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, will not affect the Bank's financial position or its results of operations.

        The Bank does not intend to early adopt SFAS No. 133 or to reclassify any of its financial instruments as a result of this Statement.

Item 7. Financial Statements

                                    Consolidated Financial Statements

                                    Innes Street Financial Corporation

                                      Years ended September 30, 1999 and 1998
                                        with Report of Independent Auditors

                      Innes Street Financial Corporation

                       Consolidated Financial Statements


                    Years ended September 30, 1999 and 1998


                                  Contents

Report of Independent Auditors.............................................  42

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................  43
Consolidated Statements of Income..........................................  44
Consolidated Statements of Shareholders' Equity............................  45
Consolidated Statements of Cash Flows......................................  46
Notes to Consolidated Financial Statements.................................  47

                    Report of Independent Auditors

The Board of Directors
Innes Street Financial Corporation


We have audited the accompanying consolidated balance sheets of Innes Street Financial Corporation as of September 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innes Street Financial Corporation at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

               Ernst & Young LLP

Winston-Salem, North Carolina
November 12, 1999

                      Innes Street Financial Corporation

                          Consolidated Balance Sheets


                                                                                            September 30
                                                                                   -------------------------------
                                                                                       1999              1998
                                                                                   ------------       ------------
Assets
Cash and due from banks                                                            $  3,667,346       $  8,927,380
Federal funds sold-overnight                                                          3,122,000          4,355,000
                                                                                   ------------       ------------
Cash and cash equivalents                                                             6,789,346         13,282,380

Federal funds sold-term                                                                       -          2,000,000
Investment securities available-for-sale                                             16,023,687          7,227,783
Investment securities held-to-maturity (fair value of $727,555 and $1,614,024
at September 30, 1999 and 1998, respectively)                                           715,216          1,564,791
Loans receivable, net                                                               167,874,234        159,248,042
Premises and equipment, net                                                           2,173,006          1,178,903
Other                                                                                 4,425,138          5,556,336
                                                                                   ------------       ------------
Total assets                                                                       $198,000,627       $190,058,235
                                                                                   ============       ============
Liabilities and equity
Deposit accounts                                                                   $160,809,797       $161,548,502
Advances from the Federal Home Loan Bank                                                      -         10,000,000
Other                                                                                 1,509,048          2,537,357
                                                                                    -----------       ------------
Total liabilities                                                                   162,318,845        174,085,859

Commitments and contingencies (Note 10)

Preferred Stock, no par value:
  authorized - 5,000,000 shares; none issued and
  outstanding                                                                                 -                  -
Common stock, no par value:
  Authorized - 20,000,000 shares; issued and
  outstanding - 2,135,838 shares                                                              -                  -
Paid in capital                                                                      20,106,106                  -
Retained earnings (substantially restricted)                                         17,251,509         15,856,214
Unearned compensation relating to the ESOP                                           (1,708,670)                 -
Accumulated other comprehensive income                                                   32,837            116,162
                                                                                    -----------       ------------
Total equity                                                                         35,681,782         15,972,376
                                                                                   ------------       ------------
Total liabilities and equity                                                       $198,000,627       $190,058,235
                                                                                   ============       ============

See accompanying notes.

                      Innes Street Financial Corporation

                       Consolidated Statements of Income

                                                                           Year ended September 30
                                                                  -----------------------------------------
                                                                       1999                       1998
                                                                  -------------               -------------
Interest and fee income:
  Loans receivable                                                  $11,876,172                 $12,067,605
  Investments                                                           789,316                     698,460
  Other interest-earning assets                                       1,321,198                   1,148,476
                                                                  -------------               -------------
Total interest income                                                13,986,686                  13,914,541

Interest expense:
  Deposits                                                            7,736,427                   8,118,049
  Borrowings                                                            430,878                   1,069,177
                                                                  -------------               -------------
Total interest expense                                                8,167,305                   9,187,226
                                                                  -------------               -------------
Net interest income                                                   5,819,381                   4,727,315

Provision for loan losses                                                     -                           -
                                                                  -------------               -------------
Net interest income after provision for
  loan losses                                                         5,819,381                   4,727,315

Non-interest income:
  Loan servicing fees                                                   138,422                     207,032
  Gain on sales of loans, net                                            98,271                     102,207
  Other                                                                  96,900                     111,714
                                                                  -------------               -------------
Total non-interest income                                               333,593                     420,953

Non-interest expense:
  Compensation and benefits                                           1,727,259                   1,550,713
  Occupancy and equipment                                               465,301                     377,013
  Advertising and promotion                                             133,871                     198,112
  Data processing                                                       216,797                     187,307
  Deposit insurance premium                                              94,835                     111,055
  Other                                                                 797,816                     631,822
                                                                  -------------               -------------
Total non-interest expense                                            3,435,879                   3,056,022
                                                                  -------------               -------------
Income before income taxes                                            2,717,095                   2,092,246
Provision for income taxes                                            1,011,841                     758,545
                                                                  -------------               ------------
Net income                                                           $1,705,254                 $ 1,333,701
                                                                  =============               =============

Basic and diluted earnings per share                                 $     0.83                         N/A
Weighted average shares outstanding                                   2,066,326                         N/A

See accompanying notes.

                      Innes Street Financial Corporation

                Consolidated Statements of Shareholders' Equity

                                                                                          Unearned     Accumulated
                                      Shares of                            Deferred    Compensation       Other         Total
                                       Common     Paid in     Retained   Compensation Relating to the Comprehensive  Shareholders'
                                        Stock     Capital     Earnings       Plans         ESOP           Income        Equity
                                      --------- -----------  ----------- ------------ --------------- -------------  -------------
Balance at September 30, 1997                                $14,522,513                               $  106,383     $14,628,896
Net income                                                     1,333,701                                                1,333,701
Change in unrealized appreciation
 on securities  available for sale,
 net of taxes of $5,624                                                                                     9,779           9,779
                                                                                                                      -----------
Comprehensive income                                                                                                    1,343,480
                                                             -----------                               ----------     -----------
Balance at September 30, 1998                                 15,856,214                                  116,162      15,972,376

Net income                                                     1,705,254                                                1,705,254
Change in unrealized appreciation
 on securities available for sale,
 net of taxes of ($53,307)                                                                                (83,325)        (83,325)
                                                                                                                      -----------
Comprehensive income                                                                                                    1,621,929
Dividends paid ($.15 per share)                                 (309,959)                                                (309,959)
Net proceeds from Initial Public
Offering                              2,248,250 $21,598,347                           $    (1,798,600)                 19,799,747
Shares purchased and held in rabbi
trusts                                                                   $  1,238,118                                   1,238,118
Deferred compensation obligation                                           (1,238,118)                                 (1,238,118)
Commitment of ESOP shares
(8,993 shares)                                                                                 89,930                      89,930
Repurchase of common stock             (112,412) (1,492,241)                                                           (1,492,241)
                                      --------- -----------  ----------- ------------ --------------- -------------  -------------
Balance at September 30, 1999         2,135,838 $20,106,106  $17,251,509 $          - $    (1,708,670) $   32,837     $35,681,782
                                      ========= ===========  =========== ============ =============== =============  =============

See accompanying notes.

                      Innes Street Financial Corporation

                     Consolidated Statements of Cash Flows

                                                                                              Year ended September 30
                                                                                        ---------------------------------
                                                                                             1999                 1998
                                                                                        ------------         ------------
          Operating activities
          Net income                                                                    $  1,705,254         $  1,333,701
          Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
              Depreciation                                                                   203,923              173,378
              Amortization of deferred loan fees                                              47,005               77,338
              Commitment of ESOP shares                                                       89,930                    -
              Deferred income taxes                                                         (128,934)              17,569
              Gain on sales of loans, net                                                    (98,273)            (102,207)
              Other, net                                                                     982,931           (1,566,637)
                                                                                        ------------         ------------
          Net cash provided by (used in) operating activities                              2,801,836              (66,858)
          Investing activities
          Purchases of federal funds sold-term                                                     -           (7,000,000)
          Proceeds from maturity of federal funds sold-term                                2,000,000           11,100,000
          Purchases of investments available-for-sale                                    (11,989,500)                   -
          Principal repayment of mortgage-backed securities                                3,908,310            3,879,129
          Net increase in loans                                                          (10,190,843)          (5,365,533)
          Purchases of loans                                                              (6,572,367)                   -
          Proceeds from sales of loans                                                     8,188,286            5,600,682
          Proceeds from the sale of FHLB stock                                               218,200                    -
          Proceeds from sales of foreclosed real estate                                      110,516                    -
          Purchases of premises and equipment                                             (1,198,005)             (16,372)
                                                                                        ------------         ------------
          Net cash (used in) provided by investing activities                            (15,525,403)           8,197,906

          Financing activities
          Net (decrease) increase in deposit amounts                                        (738,705)           1,055,938
          Repayment of FHLB advances                                                     (10,000,000)         (12,000,000)
          Net (decrease) increase in mortgage escrow funds                                (1,028,309)              43,224
          Net proceeds from issuance of common stock                                      19,799,747                    -
          Repurchase of common stock                                                      (1,492,241)                   -
          Dividends paid                                                                    (309,959)                   -
                                                                                        ------------         ------------
          Net cash provided by (used in) financing activities                              6,230,533          (10,900,838)
                                                                                        ------------         ------------

          Net decrease in cash and cash equivalents                                       (6,493,034)          (2,769,790)
          Cash and cash equivalents at beginning of year                                  13,282,380           16,052,170
                                                                                        ------------         ------------
          Cash and cash equivalents at end of year                                      $  6,789,346         $ 13,282,380
                                                                                        ============         ============
          Supplemental disclosure of cash flow data:
            Cash paid during the year for:
              Interest                                                                  $  8,222,055         $  9,298,263
              Taxes                                                                     $  1,189,524         $    844,818
            Transfers from loans to foreclosed real estate                              $    214,356         $          -

See accompanying notes.

                      Innes Street Financial Corporation

                  Notes to Consolidated Financial Statements

                              September 30, 1999

1.   Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Innes Street Financial Corporation and its wholly-owned subsidiary, Citizens Bank, FSB (together "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Business

Innes Street Financial Corporation was incorporated on July 6, 1998 to serve as the holding company for Citizens Bank, FSB (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). Innes Street Financial Corporation completed the Conversion on December 28, 1998 through the sale and issuance of 2,248,250 shares of common stock. The Bank offers full service banking to those within Salisbury and the surrounding communities. The Office of Thrift Supervision is the Company's primary regulator.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and overnight federal funds sold. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investment Securities

Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

Securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, included in comprehensive income, a separate component of shareholders' equity.

The amortized cost of investment securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security. Such amortization is included in interest income from investments. The cost of securities sold is based on the specific identification method.

Loans Receivable

The Company grants primarily mortgage loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Salisbury and the surrounding communities. The loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Company generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions of this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The Company provides a reserve for uncollected interest on all nonaccrual loans. Interest income is subsequently recognized on impaired loans only to the extent cash payments in excess of past due principal amounts are received. The interest reserve is a reduction of accrued interest receivable for financial reporting purposes. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management considers the Company's loan portfolio to be homogeneous in nature, accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes. Under Statement No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Earnings Per Share

The earnings per share calculation is not applicable for the year ended September 30, 1998 as the Company was not publicly held until December 28, 1998. For purposes of calculating earnings per share for the year ended September 30, 1999, the shares issued on December 28, 1998 have been assumed to be outstanding as of October 1, 1998. The Company had no potentially dilutive securities during the year ended September 30, 1999, accordingly, basic earnings per share and diluted earnings per share are the same.

Segment Reporting

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The Company adopted this statement effective December 28, 1998, as the requirement is applicable only to publicly held corporations. Management has determined that as of September 30, 1999, it operates in only one segment, Consumer Banking. Accordingly, the financial results of the Company consist only of this one segment.

Derivatives

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Currently, the Company has no derivative instruments that fall within the definition of a derivative as defined by the statement. The Company does not anticipate that the adoption of this statement on October 1, 2000 will significantly impact the financial results of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment securities are as follows:

                                                                         September 30, 1999
                                         ----------------------------------------------------------------------------------
                                                                       Gross               Gross
                                             Amortized               Unrealized          Unrealized             Fair
                                               Cost                     Gains               Losses              Value
                                         -----------------         ----------------     ---------------     ---------------
Securities Available-for Sale
FHLB bonds and notes                           $11,995,180           $           -       $  (38,523)          $ 11,956,657
Mortgage-backed securities                       3,974,865                  92,165                -              4,067,030
                                               -----------           -------------       ----------           ------------
Total securities available-for-sale            $15,970,045           $      92,165       $  (38,523)          $ 16,023,687
                                               ===========           =============       ==========           ============

Securities Held-to-Maturity
Mortgage-backed securities                     $   715,216           $      12,339       $        -           $    727,555
                                               -----------           -------------       ----------           ------------
Total securities held-to-maturity              $   715,216           $      12,339       $        -           $    727,555
                                               ===========           =============       ==========           ============

                                                                          September 30, 1998
                                            ---------------------------------------------------------------------------------
                                                                         Gross               Gross
                                               Amortized               Unrealized          Unrealized           Fair
                                                 Cost                     Gains              Losses            Value
                                           ----------------------------------------------------------------------------------
Securities Available-for-Sale
Mortgage-backed securities                     $ 7,037,509              $ 190,274           $      -             $ 7,227,783
                                            --------------            -----------          ---------            ------------
Total securities available-for-sale            $ 7,037,509              $ 190,274           $      -             $ 7,227,783
                                            ==============            ===========          =========            ============

Securities Held-to-Maturity
Mortgage-backed securities                     $ 1,564,791              $  49,233           $      -             $ 1,614,024
                                            --------------            -----------          ---------            ------------
Total securities held-to-maturity              $ 1,564,791              $  49,233           $      -             $ 1,614,024
                                            ==============            ===========          =========            ============

The amortized cost and fair value of debt securities by contractual maturity at September 30, 1999 follows:

                                                                             Available-for-Sale
                                                               -------------------------------------------
                                                                   Amortized Cost             Fair
                                                                                             Value
                                                               -------------------------------------------
Within 1 year                                                      $ 9,995,180           $ 9,972,515
Over 1 year through 5 years                                          2,000,000             1,984,142
                                                               -------------------------------------------
                                                                   $11,995,180           $11,956,657
                                                               ===========================================

Mortgage-backed securities are not due at a single maturity date. Hence, there is no contractual maturity for mortgage-backed securities as of September 30, 1999. All mortgage-backed securities are backed by either FNMA, GNMA, or FHLMC.

Securities carried at $1,769,854 and $1,680,435 at September 30, 1999 and 1998, respectively, were designated as security for deposits and public funds.

3. Loans Receivable, Net

Loans receivable, net consisted of the following:


                                                                            September 30
                                                              ---------------------------------------
                                                                    1999                     1998
                                                              --------------            -------------
      1-4 family                                                $134,822,329             $136,279,370
      Home equity                                                 20,704,877               17,171,204
      Construction and development                                13,211,376                4,117,777
      Nonresidential                                               2,386,697                1,617,422
      Multi-family                                                 3,652,435                1,311,782
                                                                ------------             ------------
      Mortgage loans                                             174,777,714              160,497,555
      Other loans                                                    239,493                1,667,113
                                                                ------------             ------------
                                                                 175,017,207              162,164,668
      Less:
        Allowance for loan losses                                  1,223,627                1,223,627
        Loans in process                                           5,713,721                1,539,951
        Deferred fees, net                                           205,625                   93,481
        Unearned income                                                    -                   59,567
                                                                   7,142,973                2,916,626
                                                                ------------             ------------
                                                                $167,874,234             $159,248,042
                                                                ============             ============


Mortgage loans at September 30, 1999 and 1998, are net of participations and whole loans serviced for others, in the amounts of $48,386,833 and $55,462,955, respectively. Custodial escrow balances maintained in connection with loans serviced for others were $292,513 and $372,745, at September 30, 1999 and 1998, respectively.

Changes in the allowance for loan losses are summarized as follows:


                                                                Year ended September 30
                                                       ------------------------------------
                                                            1999                  1998
                                                       ------------            ------------
          Balance at beginning of year                  $  1,223,627            $ 1,222,675
          Provision for loan losses                                -                      -
          Charge-offs                                              -                      -
          Recoveries                                               -                    952
                                                        ------------            -----------
          Balance at end of year                        $  1,223,627            $ 1,223,627
                                                        ============            ===========

4.   Deposit Accounts

                                                     September 30
                                           -------------------------------
                                                1999               1998
                                           ------------       ------------
          Demand                           $  1,086,097       $  1,331,049
          NOW                                 6,572,501          5,892,705
          Money market                        2,014,150          2,453,688
          Passbook savings                   36,125,534         40,131,039
          Certificates of deposit           115,011,515        111,740,021
                                           ------------       ------------
          Total deposits                   $160,809,797       $161,548,502
                                           ============       ============

Demand deposits are non-interest bearing. All other deposit types bear interest.

The aggregate amount of certificates of deposit with a minimum denomination in excess of $100,000 was $15,407,874 and $14,559,420 at September 30, 1999 and
1998, respectively. Deposits which exceed $100,000 are not federally insured.

At September 30, 1999, scheduled maturities of certificates of deposit are as follows:

          Year ending September 30:
          2000                              $ 99,206,151
          2001                                14,200,252
          2002                                 1,183,153
          2003                                   297,012
          2004                                     2,042
          Thereafter                             122,905
                                            ------------
                                            $115,011,515
                                            ============

Interest expense on deposits is summarized as follows:

                                             Year ended September 30
                                         ------------------------------
                                             1999               1998
                                         -----------        -----------
          NOW                            $    61,182        $    81,210
          Money market                        58,251             70,343
          Passbook savings                 1,519,230          1,625,099
          Certificates of deposit          6,097,764          6,341,397
                                         -----------        -----------
                                         $ 7,736,427        $ 8,118,049
                                         ===========        ===========

The Company had on deposit amounts from certain directors and executive officers of $933,070 and $1,051,663 as of September 30, 1999 and 1998, respectively.

5.   Advances from the Federal Home Loan Bank

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by stock in the FHLB and qualifying first mortgage loans. The carrying value of qualifying first mortgage loans was $137,879,871 as of September 30, 1998. Interest rates on FHLB advances are fixed, and the weighted average interest rate was 6.89% at September 30, 1998.

The Company had available credit with the FHLB of $39,356,000 and $30,000,000 as of September 30, 1999 and 1998, respectively.

6.   Employee Benefit and Deferred Compensation Plans

On March 31, 1998, The Board of Directors of the Company terminated its non-contributory defined benefit pension plan effective July 31, 1998. At the time the pension plan was terminated, it was fully funded. The benefits accrued by employees under the plan have been transferred, at the election of each employee, to the Company's new 401(k) retirement plan.

The Company implemented a 401(k) retirement plan effective July 1, 1998. All eligible employees may elect to contribute a percentage of their compensation to the plan each year, subject to certain maximums imposed by federal law. The Company will match 50% of each participant's contribution, up to 3% of participant's compensation. The Company also intends to make discretionary contributions to the plan, expected to equal approximately 3% each year. Participants are fully vested in the amounts they contribute to the plan. Participants will be fully vested in employer matching contributions after one year of service. Contribution expense related to this plan was $76,987 and $18,318 for the years ended September 30, 1999 and 1998, respectively.

On December 28, 1998, the Company established an employee stock ownership plan
(ESOP) for the benefit of all eligible employees based upon years of service with the Company. In conjunction with the establishment of the ESOP, an off-balance sheet ESOP trust was established and funded by the Company, by way of a loan to the trust, in order to purchase 179,860 shares of the Company's stock. The trust expects to pay down the loan over the fifteen year term principally from discretionary contributions and dividends on allocated shares. An equal amount of unallocated ESOP stock was recorded as a reduction of shareholders' equity. As the ESOP trust pays down the loan, shares are allocated to participants, on the basis of relative compensation in the year of allocation, reducing the unallocated shares amount recorded in shareholders' equity. The expense associated with the ESOP, in the form of discretionary contributions and dividends on unallocated shares, was $142,231 for the year ended September 30, 1999. Unallocated shares are not included in weighted average outstanding shares for purposes of computing earnings per share. As of September 30, 1999, there were 176,832 weighted average uncommitted shares related to the ESOP plan.

The Company maintains four non-qualified deferred compensation plans, a diversified and a non-diversified plan, for the benefit of certain key executives and the board of directors. The eligible employees may defer a portion of their compensation and the directors may defer a portion of their directors fees. The deferred assets are maintained in rabbi trusts which are included in the assets of the Company. The deferred compensation amounts directed to the diversified plans are included in Other Assets in the consolidated balance sheets. The assets are accounted for at market value in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, with the resulting gains or losses in value recorded as an adjustment to the fair value of the deferred compensation obligation. The assets of the non-diversified rabbi trusts consist only of Company stock, therefore the value of the stock, at cost, and the corresponding deferred compensation have been recorded in shareholders' equity.

The fair value of the assets in the rabbi trusts established for the diversified plans and the deferred compensation obligation associated with the diversified plans was $231,269 and $1,275,485 at September 30, 1999 and 1998, respectively.

7.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows.

                                                                               September 30
                                                                        ------------------------
                                                                           1999           1998
                                                                        ----------      --------
     Deferred tax assets:
       Deferred compensation                                            $  525,935      $434,982
       Allowance for loan losses                                           361,049       329,055
       ESOP expense                                                         45,343             -
       Depreciation                                                         32,611        43,007
       Loans to facilitate sales of foreclosed real estate                  30,167        31,320
       Other                                                                11,253        51,557
                                                                        ----------      --------
     Total deferred tax assets                                           1,006,358       889,921

     Deferred tax liabilities:
       Deferred fees                                                       260,609       260,946
       FHLB stock dividends                                                173,536       197,944
       Mortgage loan servicing rights                                       44,754        27,534
       Net unrealized appreciation on securities available-for-sale         20,805        74,112
       Other                                                                   281         5,253
                                                                        ----------      --------
     Total deferred tax liabilities                                        499,985       565,789
                                                                        ----------      --------
     Net deferred tax asset                                             $  506,373      $324,132
                                                                        ==========      ========

The following is a summary of provision for income taxes:

                                                                         Year ended September 30
                                                                        -------------------------
                                                                           1999           1998
                                                                        ----------      ---------
          Current:
             Federal                                                    $  999,925      $652,320
             State                                                         140,850        88,656
                                                                        ----------      --------
          Total current                                                  1,140,775       740,976

          Deferred:
             Federal                                                      (107,073)       11,152
             State                                                         (21,861)        6,417
                                                                        ----------      --------
          Total deferred                                                  (128,934)       17,569
                                                                        ----------      --------
                                                                        $1,011,841      $758,545
                                                                        ==========      ========

The Company's effective tax rate differs from that computed at the statutory federal income tax rate, as follows:

                                                                Year ended September 30
                                                               -------------------------
                                                                   1999          1998
                                                               ----------      --------
     Tax at statutory rate                                     $  923,812      $711,363
     State income tax, net of federal income tax benefit           80,778        58,325
     Other                                                          7,251       (11,143)
                                                               ----------      --------
                                                               $1,011,841      $758,545
                                                               ==========      ========

     Statutory federal tax rate                                        34%           34%
                                                               ==========      ========

     Effective tax rate                                                37%           36%
                                                               ==========      ========

Savings and loan associations which met certain definitional tests and operating requirements prescribed by the Internal Revenue Code were allowed a special bad debt deduction, extended expiration dates for net operating loss carryforwards and other special tax provisions.

The special bad debt deduction was based on either specified experience formulas or a specified percentage of taxable income before such deduction. The deduction was subject to certain limitations based on the aggregate loans, savings account balances and retained earnings at year end. Gains and losses on sales of repossessed property and provisions for losses on loans and real estate foreclosed were generally adjustments to the tax bad debt reserve and not included in the computation of taxable income before this deduction. Effective October 1, 1996 this deduction was no longer allowed. In addition, a portion of the tax bad debt reserve is required to be recaptured over six years. The Bank recaptured $93,548 and $93,638 into income for income tax purposes for the years ended September 30, 1999 and 1998, respectively.

Retained earnings at year end include tax bad debt reserves of approximately $3,735,000, for which no provision for federal income tax has been made. If, in the future, these amounts are used for any purpose other than to absorb bad debt losses, or the Company ceases to be qualified as a savings bank, they may be subject to federal income tax at the then prevailing corporate tax rate. If federal income taxes had been provided the deferred tax liability would have been approximately $1,270,000.

8.   Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted assets (as defined). Management believes, as of September 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1999, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Tier 1 and total capital ratios as set forth in the table. The amounts and ratios as of September 30, 1999 and 1998 were set forth under the criteria established by the OTS. There are no conditions or events since that notification that management believes have changed the institution's category.

                            (Dollars in thousands)

                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                                          Minimum For Capital          Promt Corrective
                                                  Actual                   Adequacy Purposes           Action Provisions
                                             --------------------         --------------------     ----------------------
                                              Ratio     Amount             Ratio      Amount          Ratio       Amount
                                             --------------------         --------------------     ----------------------
As of September 30, 1999:

Equity and ratio to total assets              14.01%  $    26,956

Unrealized appreciation of securities
  available for sale                                          (49)
                                                      -----------
Tier 1 (Core) and ratio to adjusted
  total assets                                13.99%  $    26,907         4.00%       $  7,694      5.00%       $   9,618
                                                      ===========                     ========                  =========
Tier 1 (Core) and ratio to risk-
  weighted assets                             24.32%       26,907         4.00%       $  4,426      6.00%       $   6,639
                                                                                       =======                  =========
Allowance for loan losses                                   1,224
                                                      -----------
Total Risk-Based Capital and ratio to
  risk-weighted assets                        25.42%  $    28,131         8.00%       $  8,852     10.00%       $  11,065
                                                      ===========                     ========                  =========
Total assets                                          $   192,436
                                                      ===========
Adjusted total assets                                 $   192,355
                                                      ===========
Risk-weighted assets                                  $   110,647
                                                      ===========

                            (Dollars in thousands)


                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                           Minimum For Capital        Prompt Corrective
                                                    Actual                  Adequacy Purposes         Action Provisions
                                             ----------------------       -----------------------   --------------------
                                               Ratio        Amount            Ratio    Amount        Ratio    Amount
                                             ----------------------       -----------------------   --------------------
As of September 30, 1998:

Equity and ratio to total assets               8.40%       $ 15,972

Unrealized appreciation of securities
  available for sale                                           (116)
                                                           --------
Tier 1 (Core) and ratio to adjusted
  total assets                                 8.35%       $ 15,856           4.00%    $7,595         5.00%  $ 9,494
                                                           ========                    ======                =======
Tier 1 (Core) and ratio to risk-
  weighted assets                             15.59%         15,856           4.00%    $4,068         6.00%  $ 6,102
                                                                                       ======                =======
Allowance for loan losses                                     1,224
                                                           --------
Total Risk-Based Capital and ratio to
  risk-weighted assets                        16.79%       $ 17,080           8.00%    $8,136        10.00%  $10,170
                                                           ========                    ======                =======
Total assets                                               $190,058
                                                           ========
Adjusted total assets                                      $189,883
                                                           ========
Risk-weighted assets                                       $101,698
                                                           ========

The OTS places certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

9. Other Non-interest Expense

Other non-interest expense amounts are summarized as follows:


                                                    Year ended September 30
                                                   --------------------------
                                                       1999         1998
                                                   -----------  -------------

               Printing, postage and supplies        $156,113      $134,647
               Professional and legal fees            245,115       135,009
               Insurance premiums                      35,131        31,439
               Telephone                               60,142        48,185
               Other                                  301,315       282,542
                                                     --------      --------
                                                     $797,816      $631,822
                                                     ========      ========

10. Commitments and Contingencies

In conjunction with its lending activities, the Company enters into various commitments to extend credit. Loan commitments (unfunded loans and unused lines of credit) are issued to accommodate the financing needs of the Bank's customers. Loan commitments are agreements by the Company to lend at a future date, so long as there are no violations of any conditions established in the agreement.

Financial instruments (primarily equity lines), where the contract amount represents the Company's credit risk included unused lines of credit of $17,499,579 and $15,053,671 at September 30, 1999 and 1998, respectively.

These loan commitments are subject to the same credit policies and reviews as loans on the statement of condition. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

Outstanding commitments on mortgage loans not yet closed amounted to $3,374,375 and $7,256,700 at September 30, 1999 and 1998, respectively. Approximately 47% and 88% of these commitments were at fixed interest rates as of September 30, 1999 and 1998, respectively. The fixed rates ranged from 6.597% to 9.00% and 5.875% to 10.75% at September 30, 1999 and 1998, respectively. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within a six-month period.

11. Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

     Advances from the Federal Home Loan Bank
     ----------------------------------------
     The fair value of advances from the Federal Home Loan Bank is estimated using discounted cash flow analysis based upon rates currently available to the Company on similar instruments.

     Off-Balance Sheet Instruments
     -----------------------------
     Fair values of the Company's commitments to extend credit and stand-by letters of credit are nominal since they have short maturities, and the committed rates approximate current rates offered for commitments with similar rate and maturity characteristics.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the statement of condition approximate fair value. These items include cash and due from banks, accrued interest receivable and the financial instruments included in other assets and liabilities. The estimated fair values of the Company's remaining on-balance sheet financial instruments are summarized as follows:

                                                                              September 30, 1999
                                                                     --------------------------------------
                                                                       Carrying                Estimated
                                                                        Value                  Fair Value
                                                                    --------------      -------------------
               Financial assets:
                  Investment securities available-for-sale           $ 16,023,687            $ 16,023,687
                  Investment securities held-to-maturity                  715,216                 727,555
                  Loans receivable                                    167,874,234             165,405,414
                  Federal Home Loan Bank stock                          1,606,600               1,606,600

               Financial liabilities:
                  Deposit accounts                                    160,809,797             157,735,000

                                                                         September 30, 1998
                                                               ------------------------------------
                                                                  Carrying              Estimated
                                                                    Value              Fair Value
                                                               --------------        --------------
     Financial assets:
       Investment securities available-for-sale                $    7,227,783        $   7,227,783
       Investment securities held-to-maturity                       1,564,791            1,614,024
       Loans receivable                                           159,248,042          162,224,193
       Federal Home Loan Bank stock                                 1,824,800            1,824,800

     Financial liabilities:
       Deposit accounts                                           161,548,502          162,240,481
       Advances from the Federal Home Loan Bank                    10,000,000           10,104,000

Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

12. Plan of Conversion

Effective September 2, 1998, the Bank converted from a North Carolina chartered mutual savings bank to a federally chartered mutual savings bank. On September 10, 1998, the Board of Directors of the Bank adopted a Plan of Conversion (the
Plan) under which the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. As part of the Plan, the Bank became a wholly-owned subsidiary of a holding company, Innes Street Financial Corporation, formed in connection with the conversion. The holding company issued common stock to be sold in the conversion and used a portion of the net proceeds to purchase the capital stock of the Bank. The Plan was approved by regulatory authorities and by the members of the Bank at a special meeting. The shares of the holding company began trading on December 28, 1998.

At the time of the conversion, the Bank established a liquidation account in the amount equal to its regulatory capital as of the latest practicable date before the conversion at which such regulatory capital can be determined. The liquidation account was maintained for the benefit of eligible depositors who continued to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance. Under OTS regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts that are both well capitalized and given a favorable qualitative examination rating by the OTS.

13. Condensed Financial Statements of Parent Company

The following condensed financial information pertains only to Innes Street Financial Corporation. The parent company commenced operations December 28, 1998.

Condensed Balance Sheet
                                                 September 30
                                                     1999
                                               ----------------
Assets
Cash and cash equivalents                        $    1,502,728
Investment securities available-for-sale              6,970,717
Investment in subsidiary                             28,194,721
Other                                                 1,953,906
                                               ----------------
Total assets                                     $   38,622,072
                                               ================
Liabilities and equity
Accrued liabilities                              $      160,202
Other                                                 2,780,088
Shareholders' equity                                 35,681,782
                                               ----------------
Total liabilities and equity                     $   38,622,072
                                               ================

Condensed Statement of Income

                                                      Period from December
                                                      28, 1998 to September
                                                            30, 1999
                                                          ------------
     Income:
       Dividends from subsidiary                           $   337,238
       Investments                                             208,352
       Other                                                   249,056
                                                           -----------
     Total income                                              794,646

     Operating expenses                                        103,017
                                                           -----------
     Income before income taxes and equity in
       undistributed net income of subsidiary                  691,629
     Provision for income taxes                                137,450
                                                           -----------
     Equity in undistributed net income of
       subsidiary                                            1,151,075
                                                           -----------

     Net income                                            $ 1,705,254
                                                           ===========

          Condensed Statement of Cash Flows

                                                                Period from December 28, 1998
                                                                      to September 30,
                                                                           1999
                                                                       ------------
          Operating activities
          Net income                                                   $  1,705,254
          Adjustments to reconcile net income to net
             cash (used in) provided by operating activities:
              Equity in undistributed net income of
                subsidiary                                               (1,151,075)
              Commitment of ESOP shares                                      89,930
              Increase in other assets                                   (1,946,475)
              Increase in accrued liabilities                               160,202
              Increase in other liabilities                               2,780,088
                                                                       ------------
          Cash provided by operating activities                           1,637,924

          Investing activities
          Purchase of Bank common stock                                  (9,899,875)
          Purchases of investment securities                             (6,994,750)
                                                                       ------------
          Cash used in investing activities                             (16,894,625)

          Financing activities
          Net proceeds from issuance of common stock                     19,799,747
          Purchase of common stock held by rabbi trust                   (1,238,118)
          Repurchase of common stock                                     (1,492,241)
          Dividends paid                                                   (309,959)
                                                                       ------------
          Net cash provided by financing activities                      16,759,429
                                                                       ------------

          Net increase in cash and cash equivalents                       1,502,728
          Cash and cash equivalents at beginning of period                        -
                                                                       ------------
          Cash and cash equivalents at end of year                     $  1,502,728
                                                                       ============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          Not Applicable

                                   Part III
                                   --------

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

          The information required by this Item regarding directors and executive officers of the Company and the Bank is set forth under the sections captioned "Proposal 1 - Election of Directors" on pages 5 through 7 of the Proxy Statement and "-Executive Officers" on page 5 of the Proxy Statement, which sections are incorporated herein by reference.

          The information required by this Item regarding compliance with
Section 16 (a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16 (a) Beneficial Ownership Reporting Compliance" set forth on page 5 of the Proxy Statement, which is incorporated herein by reference.

Item 10.  Executive Compensation

          The information required by this Item is set forth under the sections captioned "Proposal 1 -Election of Directors-Director Compensation" on page 7 and "-Executive Compensation" on pages 9 through 11 of the Proxy Statement, which sections are incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owner" on pages 3 through 5 of the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions

          There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-KSB.

Item 13.  Exhibits and Reports on Form 8-K

13(a)     Exhibits

          (3)(i) Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-63363, dated September 14, 1998, as amended by Pre-Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated November 12, 1998.

          (3)(ii) Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-63363, dated September 14, 1998, as amended by Pre-Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated November 12, 1998.

          (4) Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-63363, dated September 14, 1998, as amended by Pre-Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated November 12, 1998.

          10(a) Employment agreement between Citizen Bank, FSB and Ronald E. Bostian

10(c)     Innes Street Financial Corporation Stock Option Plan

          10(d)     Citizens Bank, FSB Management Recognition Plan and Trust

          10(e)     Severance Agreement, incorporated herein by reference to
                    Exhibit 10(e) to the Registration Statement on Form S-1, Registration No. 333-63363, dated September 14, 1998, as amended by Pre-Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated November 12, 1998.

          10(f) Amended and Restated Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-1, Registration No. 333-63363, dated September 14, 1998, as amended by Pre-Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated November 12, 1998.

          10(g) Amended and Restated Directors Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(g) to the Registration Statement on Form S-1, Registration No. 333-63363, dated September 14, 1998, as amended by Pre-Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated November 12, 1998.

          10(h) Second Directors' Deferred Compensation Plan of Citizens Bank, FSB, incorporated by reference to Exhibit 10(i) to the Form 10-QSB dated May 13, 1999.

          10(i) Second Nonqualified Deferred Compensation Plan for Key Employees of Citizens Bank, FSB, incorporated by reference to Exhibit 10(ii) to the Form 10-QSB dated May 13, 1999.

          (11)      Statement Regarding Computation of Per Share Earnings.

          (21) See Item 1. Description of Business for discussion of subsidiaries.

          (27)      Financial Data Schedule

13(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNES STREET FINANCIAL CORPORATION

Date:                              By: /s/ Ronald E. Bostian
                                       -----------------------------------

                                       Ronald E. Bostian
                                       President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                 Title                                          Date
---------                                 -----                                          ----
/s/ Ronald E. Bostian                     President, Chief Executive               December 20, 1999
-------------------------------
Ronald E. Bostian                         Officer and Chairman of the Board

/s/Dianne E. Hawkins                      Treasurer and Controller                 December 20, 1999
-------------------------------
Dianne E. Hawkins

/s/ Malcolm B. Blankenship, Jr.           Director                                 December 20, 1999
-------------------------------
Malcolm B. Blankenship, Jr.

/s/ James W. Duke                         Director                                 December 20, 1999
-------------------------------
James W. Duke

/s/ Harold C. Earnhardt                   Vice Chairman                            December 20, 1999
-------------------------------
Harold C. Earnhardt

/s/ K.V. Epting, Jr.                      Director                                 December 20, 1999
-------------------------------
K.V. Epting, Jr.

/s/ Gordon P. Hurley                      Director                                 December 20, 1999
-------------------------------
Gordon P. Hurley

/s/ Bobby A. Lomax                        Director                                 December 20, 1999
-------------------------------
Bobby A. Lomax

Exhibit (11)

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

See Note 1 to the Financial Statements contained in Item 7. Financial
Statements.