Form 10QSB
period 1999-12-31
INNES STREET FINANCIAL CORP
filed 2000-02-14
CIK 1063257

                    U.S. Securities and Exchange Commission
                             Washington, DC  20549

                                  Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended: December 31, 1999
                                     -----------------


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



     As of January 31, 2000, there were 2,065,838 shares of the Registrant's common stock outstanding.

               Innes Street Financial Corporation and Subsidiary

                               Table of Contents

                                                                                                Page
                                                                                                ----
Part I.    Financial Information                                                                   3
---------  ---------------------

Item 1.    Financial Statements
           Consolidated Balance Sheets at December 31, 1999 (unaudited)
           and September 30, 1999                                                                  4

           Consolidated Statements of Income for the Three Months
           Ended December 31, 1999 and 1998 (unaudited)                                            5

           Consolidated Statements of Shareholders' Equity for the Three
           Months Ended December 31, 1999 and 1998 (unaudited)                                     6

           Consolidated Statements of Cash Flows for the Three Months
           Ended December 31, 1999 and 1998 (unaudited)                                            7

           Notes to Unaudited Consolidated Financial Statements                                    8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                     9

Part II.   Other Information                                                                      12
--------   -----------------

Item 1.    Legal Proceedings                                                                      13

Item 6.    Exhibits and Reports on Form 8-K                                                       13

           Signature Page                                                                         14


               Innes Street Financial Corporation and Subsidiary

                        Part I.  Financial Information

Item 1.  Financial Statements
-----------------------------

               Innes Street Financial Corporation and Subsidiary
                          Consolidated Balance Sheets

                                                                             December 31,                  September 30,
                                                                                1999                          1999
                                                                             ------------                  -------------
                                                                              (unaudited)
Assets

Cash and due from banks                                                     $  5,581,453                  $   3,667,346
Federal funds sold-overnight                                                   1,743,000                      3,122,000
                                                                            ------------                  -------------
Cash and cash equivalents                                                      7,324,453                      6,789,346
                                                                            ------------                   ------------

Investments available for sale                                                11,958,353                     11,956,657
Mortgage-backed securities available for sale                                  3,644,673                      4,067,030
Mortgage-backed securities held to maturity (fair value of $700,137 and
  $727,555 at December 31, 1999 and September 30, 1999, respectively)            694,558                        715,216
Loans receivable, net                                                        170,840,821                    167,874,234
Premises and equipment, net                                                    2,494,337                      2,173,006
Other                                                                          4,609,435                      4,425,138
                                                                            ------------                  -------------
Total assets                                                                $201,566,630                  $ 198,000,627
                                                                            ============                  =============
Liabilities and shareholders' equity
Deposit accounts                                                            $156,835,483                  $ 160,809,797
Advances from the Federal Home Loan Bank                                       7,000,000                          -
Other                                                                          1,632,710                      1,509,048
                                                                            ------------                  -------------
Total liabilities                                                            165,468,193                    162,318,845
                                                                            ------------                  -------------
Preferred stock, no par value:
 Authorized - 5,000,000 shares; none issued and outstanding                            -                              -

Common stock, no par value:
Authorized - 20,000,000 shares; issued and outstanding: 2,135,838
 shares at December 31, 1999                                                           -                              -
Paid in Capital                                                               20,115,013                     20,106,106
Retained earnings (substantially restricted)                                  17,597,914                     17,251,509
Unallocated ESOP stock                                                        (1,642,722)                    (1,708,670)
Accumulated other comprehensive income                                            28,232                         32,837
                                                                            ------------                   ------------
Total shareholders' equity                                                    36,098,437                     35,681,782
                                                                            ------------                  -------------
Total liabilities and shareholders' equity                                  $201,566,630                  $ 198,000,627
                                                                            ============                  =============


               Innes Street Financial Corporation and Subsidiary
                       Consolidated Statements of Income
                                  (Unaudited)

                                                              Three Months Ended
                                                       ---------------------------------
                                                                  December 31,
                                                       ---------------------------------
                                                            1999                1998
                                                       -------------       -------------
Interest and fee income:
Loans receivable                                       $   3,227,715       $   2,974,108
Investments                                                  154,423                   -
Mortgage-backed securities                                    75,742             133,853
Other interest-earning assets                                106,213             289,584
                                                       -------------       -------------
Total interest income                                      3,564,093           3,397,545
                                                       -------------       -------------

Interest expense:
Deposits                                                   1,919,527           2,001,767
Borrowings                                                    29,513             174,232
                                                       -------------       -------------
Total interest expense                                     1,949,040           2,175,999
                                                       -------------       -------------
Net interest income                                        1,615,053           1,221,546
Provision for loan losses                                          -                   -
                                                       -------------       -------------
Net interest income after provision for loan losses        1,615,053           1,221,546
                                                       -------------       -------------

Non-interest income:
Loan servicing fees
Gain on sales of loans, net                                   24,099              41,799
Other                                                          8,544              39,430
Total non-interest income                                     46,284              44,287
                                                       -------------       -------------
                                                              78,927             125,516
                                                       -------------       -------------

Non-interest expense:
Compensation and benefits
Occupancy and equipment                                      515,278             421,365
Advertising and promotion                                    130,341             103,181
Data processing                                               35,523              24,817
Deposit insurance premium                                     56,507              47,913
Other                                                         23,724              23,423
Total non-interest expense                                   218,165             179,971
                                                       -------------       -------------
Income before income taxes                                   979,538             800,670
                                                       -------------       -------------
Provision for income taxes                                   714,442             546,392
Net income                                                   270,237             202,347
                                                       -------------       -------------
                                                       $     444,205       $     344,045
                                                       =============       =============

Basic and diluted earnings per share (Note 2)          $        0.23       $        0.17
Weighted average shares outstanding (Note 2)               1,966,042           2,068,390

               Innes Street Financial Corporation and Subsidiary
                Consolidated Statements of Shareholders' Equity
             For the Three Months Ended December 31, 1999 and 1998
                                  (Unaudited)

                                                                                                                Unearned
                                                   Shares of                                    Deferred       Compensation
                                                    Common         Paid in       Retained     Compensation   Relating to the
                                                     Stock         Capital       Earnings         Plans           ESOP
                                                 -------------  -------------  -------------  -------------  ---------------
Balance at September 30, 1998                                                  $  15,856,214
Net income                                                                           344,045

Change in unrealized appreciation on
securities available for sale, net of taxes of
($28,065)

Comprehensive income

Net proceeds from Initial Public Offering            2,248,250  $  21,598,347                                $    (1,798,600)

Shares purchased and held in rabbi trusts                                                     $   1,219,780

Deferred compensation obligation                                                                 (1,219,780)
                                                 -------------  -------------  -------------  -------------  ---------------
Balance at December 31, 1998                         2,248,250  $  21,598,347  $  16,200,259  $           -  $    (1,798,600)
                                                 =============  =============  =============  =============  ===============

Balance at September 30, 1999                        2,135,838  $  20,106,106  $  17,251,509  $           -  $    (1,708,670)

Net income                                                                           444,205

Change in unrealized appreciation on
securities available for sale, net of taxes of
($2,918)

Comprehensive income

Dividends paid ($0.05 a share)                                                       (97,800)

Shares purchased and held in rabbi trusts                                                             6,149

Deferred compensation obligation                                                                     (6,149)

Commitment of ESOP shares (6,595 shares)                                8,907                                         65,948
                                                 -------------  -------------  -------------  -------------  ---------------
Balance at December 31, 1999                         2,135,838  $  20,115,013  $  17,597,914  $           -  $    (1,642,722)
                                                 =============  =============  =============  =============  ===============

                                                  Accumulated
                                                     Other          Total
                                                 Comprehensive  Shareholder's
                                                     Income        Equity
                                                 -------------  -------------
Balance at September 30, 1998                    $     116,162  $  15,972,376
Net income                                                            344,045

Change in unrealized appreciation on
securities available for sale, net of taxes of
($28,065)                                              (43,487)       (43,487)
                                                                -------------
Comprehensive income                                                  300,558

Net proceeds from Initial Public Offering                          19,799,747

Shares purchased and held in rabbi trusts                           1,219,780

Deferred compensation obligation                                   (1,219,780)
                                                 -------------  -------------
Balance at December 31, 1998                     $      72,675  $  36,072,681
                                                 =============  =============

Balance at September 30, 1999                    $      32,837  $  35,681,782

Net income                                                            444,205

Change in unrealized appreciation on
securities available for sale, net of taxes of
($2,918)                                                (4,605)        (4,605)
                                                                -------------
Comprehensive income                                                  439,600

Dividends paid ($0.05 a share)                                        (97,800)

Shares purchased and held in rabbi trusts                               6,149

Deferred compensation obligation                                       (6,149)

Commitment of ESOP shares (6,595 shares)                               74,855
                                                 -------------  -------------
Balance at December 31, 1999                     $      28,232  $  36,098,437
                                                 =============  =============

               Innes Street Financial Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   Three months ended December 31,
                                                                                   ------------------------------
                                                                                       1999             1998
                                                                                   -------------   --------------
Operating activities
Net income                                                                         $     444,205   $     344,045
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation                                                                            68,202          45,298
  Amortization of premium on investments                                                  (1,524)          2,127
  Amortization of deferred loan fees                                                       9,999          19,110
  Commitment of ESOP shares                                                               74,855               -
  Deferred income taxes                                                                  (18,427)        (34,437)
  Gain on sales of loans, net                                                             (8,544)        (39,430)
  Other, net                                                                             104,101         534,023
                                                                                   -------------   -------------
Net cash provided by operating activities                                                672,867         870,736

Investment activities
  Proceeds from maturity of federal funds sold-term                                            -       1,000,000
  Principal repayment of mortgage-backed securities                                      435,319       1,360,665
  Net increase in loans                                                               (4,087,725)     (1,895,857)
  Proceeds from sales of loans                                                         1,119,683       2,460,235
  Purchases of premises and equipment                                                   (389,533)       (230,516)
                                                                                   -------------   -------------
Net cash (used in) provided by investing activities                                   (2,922,256)      2,694,527

Financing activities
  Net decrease in deposit amounts                                                     (3,974,314)       (412,836)
  Proceeds from FHLB advances                                                          7,000,000               -
  Net decrease in mortgage escrow funds                                                 (143,390)       (159,505)
  Net proceeds from issuance of common stock                                                   -      19,799,747
  Dividends paid                                                                         (97,800)              -
                                                                                   -------------   -------------
Net cash provided by financing activities                                              2,784,496      19,227,406

Net increase in cash and cash equivalents                                                535,107      22,792,669
Cash and cash equivalents at beginning of period                                       6,789,346      13,282,380
                                                                                   -------------   -------------
Cash and cash equivalents at end of period                                         $   7,324,453   $  36,075,049
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

The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999.

2.   Earnings Per Share

Earnings per share ("EPS") has been computed for the three months ended December 31, 1999 based upon weighted average common shares outstanding of 1,966,042. For purposes of earnings per share calculation for the three months ended December 31, 1998, shares issued on December 28, 1998 have been assumed to be outstanding as of October 1, 1998. The Company had no dilutive securities outstanding during the three months ended December 31, 1999 and 1998, therefore diluted EPS is the same as basic EPS.

                                                              Three Months      Three Months
                                                                Ended             Ended
                                                              December 31,      December 31,
                                                            ----------------  ---------------
                                                                 1999               1998
                                                            ----------------  ---------------
Net Income                                                   $    444,205       $    344,045

Weighted average shares outstanding                             2,135,838          2,248,250
Less weighted average unallocated ESOP shares                    (169,796)          (179,860)
                                                             ------------       ------------
Total weighted average shares outstanding                       1,966,042          2,068,390

Basic and diluted earnings per share                         $       0.23       $       0.17

3.   New Accounting Standards

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


               Innes Street Financial Corporation and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison of Financial Condition at December 31, 1999 and September 30, 1999


Total assets were $201.6 million at December 31, 1999 and $198.0 million at September 30, 1999, an increase of $3.6 million or 1.8%.

Mortgage-backed securities available for sale and mortgage-backed securities held to maturity decreased from $4.8 million at September 30, 1999 to $4.3 million at December 31. This decrease was due to scheduled repayments.

Loans receivable, increased from $167.9 million at September 30, 1999 to $170.8 million at December 31, 1999, an increase of $2.9 million, or 1.7%. This increase was primarily due to an increase in loan production.

Deposit accounts decreased from $160.8 million at September 30, 1999 to $156.8 million at December 31, 1999, a decrease of 2.6%. Decreases in the Bank's certificates of deposits and passbook accounts accounted for the majority of this decline. Deposit balances have since returned to their September 30, 1999 level due to a marketing campaign implemented in January 2000.

Advances from the Federal Home Loan Bank ("FHLB") increased $7.0 million from September 30, 1999. These funds were used to finance increase in loan production and to supplement the decline in deposit balances. These advances mature in the quarter ending March 31, 2000 and will be paid off as they mature using current cash and funds from maturing investments.

Unallocated ESOP stock decreased by $65,948. This decrease was a result of the ESOP trust using dividends that it had received in the calendar year 1999 to make an additional loan repayment of $35,972, which resulted in a release of an additional 3,597.20 shares to be allocated to eligible employees. Also, 2,997.66 shares were allocated to eligible employees as part of the normal repayment of the ESOP loan, which resulted in a decline of $29,976. Unallocated ESOP stock will continue to decrease in the future as the shares acquired by the ESOP are allocated to eligible employees.

Retained earnings increased by the net income earned during the three months ended December 31, 1999 of $0.4 million. During the three months ended December 31, 1999 the Company paid dividends totaling $0.05 a share to stockholders. This dividend resulted in a $0.1 million decrease in retained earnings.


Results of Operations

The earnings of the Company depend primarily on its level of net interest income which is the difference between interest earned on the Company's interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income is a function of the Company's spread, which is the difference between yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.

Comparison of Operating Results for the Three Months ended December 31, 1999 and 1998

Net Income. Net income for the three months ended December 31, 1999 was $444,205 compared to $344,045 for the three months ended December 31, 1998, an increase of 29.1%. This increase was primarily a result of an increase in net interest income offset by an increase in non-interest expense.

Net Interest Income. Net interest income increased from $1,221,546 for the three months ended December 31, 1998 to $1,615,053 for the three months ended December 31, 1999. A decrease in interest expense on borrowings accounted for $144,719 of the increase in net interest income. Interest expense on borrowings decreased as a result of a $8.1 million decrease in average borrowings outstanding during the respective periods. This planned decrease was a result of the Company repaying $10.0 million of FHLB advances that were outstanding at December 31, 1998. An increase in yields on interest-earning assets, along with a decrease in average deposits outstanding accounted for the remaining increase in net interest income.

Provision for Loan Losses. No provision for loan losses was made in either the three months ended December 31, 1999 or the three months ended December 31, 1998. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of December 31, 1999 and 1998. Accordingly, no provision for loan losses was recorded during the three months ended December 31, 1999 and 1998.

Non-interest income. Non-interest income decreased from $125,516 for the three month period ended December 31, 1998 to $78,927 for the three month period ended December 31, 1999. The Company experienced a decrease in loan servicing fees due to a decrease in loans serviced for others. Also gain on sales of loans declined due to fewer loans sales.

Non-interest expense. Non-interest expense increased from $800,670 during the three month period ended December 31, 1998 to $979,538 for the three month period ended December 31, 1999. Increases in compensation and benefits and other non-interest expense during the three month period ended December 31, 1999 account for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees, normal annual increases in salaries of existing employees, and ESOP expenses. Also, professional fees increased as a result of the Conversion due to increases in legal fees, accounting fees, and printing fees associated with being a public company. Occupancy and equipment expenses increased during the three month period ended December 31, 1999 because of an increase in depreciation of fixed assets, due to the installation of a local area network and an upgrade of its computer hardware to accommodate the requirements of its service bureau's software.

Provision for Income Taxes. The provision for income taxes increased from $202,347 for the three month period ended December 31, 1998 to $270,237 for the three month period ended December 31, 1999 as a result of higher pre-tax income.

Liquidity and Capital Resources. The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sales of loans, maturing investments, and FHLB of Atlanta advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended December 31, 1999 was 8.81%, which exceeded the applicable requirements. Given it excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

As of December 31, 1999, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 1999, under applicable regulations, the Bank's actual tangible, core and risk-based capital ratios were 13.9%, 13.9% and 24.9%, respectively, compared to requirements of 1.5%, 3.0%, and 8.0%, respectively.

Due to the Company's excess capital position, the Board of Directors continues to consider opportunities to enhance shareholder value, including stock repurchases, special cash dividends and a return of capital. A decision by the Board of Directors to undertake any of these activities will depend upon a number of factors, including investment opportunities available to the Company and the Bank, capital requirements, regulatory limitations, the Company's and the Bank's results of operations and financial condition, tax considerations and general economic conditions. Upon review of such considerations, the Board of Directors may authorize such activities if it deems them appropriate and in compliance with applicable law and regulation. However, no assurances can be given that any of these activities will in fact be authorized by the Board of Directors in the future.


Year 2000 Compliance

As the year 2000 approached, an important business issue emerged regarding how existing application software programs and operating systems could accommodate this date value. Some of the existing application software products were designed to accommodate only two-digits. For example, "99" is stored on the system and represents 1999. The Company identified potential problems associated with the "Year 2000" issue and implemented a plan designed to ensure that all software used in connection with the Company's business would manage and manipulate data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. We are pleased to report that the Company made the transition to the Year 2000 without any problems.

The Company spent the last three years testing and planning to ensure that the transition to the Year 2000 would be uneventful. The Company 's external costs incurred relating to Year 2000 through December 31, 1999 have been approximately $26,000. The Company does not expect to incur any additional costs. The Company's internal Year 2000 costs have been primarily payroll costs that have not been tracked.

               Innes Street Financial Corporation and Subsidiary

                          Part II. Other Information

              Innes Street Financial Corporation and Subsidiary


Item 1.   Legal Proceedings
---- --   -----------------


From time to time the Company is a party to various legal proceedings incident to its business. At December 31, 1999, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.


Item 6.   Exhibits and Reports on Form 8-K
---- --   --------------------------------

          (a)  10(a)  Amendment to Directors' Deferred Compensation Plan of
                      Citizens Savings Bank, SSB.

               10(b) Amendment to Nonqualified Deferred Compensation Plan of Citizens Savings Bank, SSB.

               10(c) Amendment to Second Directors' Deferred Compensation Plan of Citizens Bank, FSB

               10(d) Amendment to Second Nonqualified Deferred Compensation Plan for Key Employees of Citizens Bank, FSB.

               Exhibit (27):  Selected Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

               Innes Street Financial Corporation and Subsidiary

                                  Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                         Innes Street Financial Corporation
                                         ----------------------------------
                                                  (Registrant)


     February 11, 2000                   /s/ Ronald E. Bostian
     -----------------                   --------------------------
          (Date)                         Ronald E. Bostian
                                           President and CEO
                                           (Duly Authorized Representative)



     February 11, 2000                   /s/ Dianne E. Hawkins
     -----------------                   --------------------------
          (Date)                         Dianne E. Hawkins
                                           Treasurer and Controller
                                           (Principal Financial Officer)

Exhibit 10 (a)

                       1999 DECLARATION OF AMENDMENT TO
                        AMENDED AND RESTATED DIRECTORS
              DEFERRED COMPENSATION PLAN OF CITIZENS SAVINGS BANK


          THIS DECLARATION OF AMENDMENT, made as of the 28th day of December, 1999, by CITIZENS BANK, FSB (the "Bank"), to the Amended and Restated Directors Deferred Compensation Plan of Citizens Savings Bank (the "Plan");


                               R E C I T A L S:
                               ---------------

          It is deemed advisable to amend the Plan to reflect the change in the Bank's name from "Citizens Savings Bank" to "Citizens Bank, FSB"; to exclude Management Recognition Program awards from the definition of "compensation" eligible for deferral under the Plan; and to provide for deferral elections to be effective if made on or before the first day of the plan year.

         NOW, THEREFORE, IT IS DECLARED, that effective as of December 31, 1999, the Plan shall be and hereby is amended as follows:

     1. Delete the name "Citizens Savings Bank" in the title of the Plan and each place it appears in the Plan and substitute therefor "Citizens Bank, FSB."

     2. In Section 2.7, delete the clause "excluding amounts paid to a director as an allowance or reimbursement for travel or relocation expenses" and substitute therefor "excluding awards under the Management Recognition Program and amounts paid to a director as an allowance or reimbursement for travel or relocation expenses."

     3. In Section 3.1.3(a) and (b), delete the words "by at least fifteen days."

          IN WITNESS WHEREOF, this Declaration of Amendment has been executed in behalf of the Bank as of the date first written above.


                                   CITIZENS BANK, FSB



                                   By: /s/ Ronald E. Bostian
                                      ----------------------
                                           President

Attest:


By: /s/ Ralphelle Butler
    --------------------
        Secretary

Exhibit 10 (b)


                       1999 DECLARATION OF AMENDMENT TO
                       AMENDED AND RESTATED NONQUALIFIED
              DEFERRED COMPENSATION PLAN OF CITIZENS SAVINGS BANK


          THIS DECLARATION OF AMENDMENT, made as of the 28th day of December, 1999, by CITIZENS BANK, FSB (the "Bank"), to the Amended and Restated Nonqualified Deferred Compensation Plan of Citizens Savings Bank (the "Plan");


                               R E C I T A L S:
                               ---------------

          It is deemed advisable to amend the Plan to reflect the change in the Bank's name from "Citizens Savings Bank" to "Citizens Bank, FSB"; to exclude Management Recognition Program awards from the definition of "compensation" eligible for deferral under the Plan; and to provide for deferral elections to be effective if made on or before the first day of the plan year.

          NOW, THEREFORE, IT IS DECLARED, that effective as of December 31, 1999, the Plan shall be and hereby is amended as follows:

     1. Delete the name "Citizens Savings Bank" in the title of the Plan and each place it appears in the Plan and substitute therefor "Citizens Bank, FSB."

     2. In Section 2.7, delete the clause "excluding amounts paid to an employee as an allowance or reimbursement for travel or relocation expenses" and substitute therefor "excluding awards under the Management Recognition Program and amounts paid to an employee as an allowance or reimbursement for travel or relocation expenses."

     3. In Section 3.1.3(a) and (b), delete the words "by at least fifteen days."


          IN WITNESS WHEREOF, this Declaration of Amendment has been executed in behalf of the Bank as of the date first written above.


                                   CITIZENS BANK, FSB


                                   By  /s/ Ronald E. Bostian
                                      -------------------------
                                              President

Attest:


By:  /s/ Ralphelle Butler
    ---------------------
         Secretary

Exhibit 10 (c)


                       1999 DECLARATION OF AMENDMENT TO
                               SECOND DIRECTORS'
               DEFERRED COMPENSATION PLAN OF CITIZENS BANK, FSB


          THIS DECLARATION OF AMENDMENT, made as of the 28/th/ day of December, 1999, by CITIZENS BANK, FSB (the "Bank"), to the Second Directors Deferred Compensation Plan of Citizens Bank, FSB (the "Plan");

                               R E C I T A L S:
                               ---------------

          It is deemed advisable to amend the Plan to include Management Recognition Program awards in the definition of "compensation" eligible for deferral under the Plan; and to provide for deferral elections to be effective if made on or before the first day of the plan year.

          NOW, THEREFORE, IT IS DECLARED, that effective as of December 31, 1999, the Plan shall be and hereby is amended in Section 1.6 the clause "including, without limitation, meeting fees and monthly retainer payments" and substitute therefore "including, without limitation, meeting fees, awards under the Management Recognition Program, and monthly retainer payments."

          IN WITNESS WHEREOF, this Declaration of Amendment has been executed in behalf of the Bank as of the date first written above.


                                   CITIZENS BANK, FSB



                                   By: /s/ Ronald E. Bostian
                                      --------------------------
                                           President

Attest:


By: /s/ Ralphelle Butler
    --------------------
        Secretary

Exhibit 10 (d)


                       1999 DECLARATION OF AMENDMENT TO
                SECOND NONQUALIFIED DEFERRED COMPENSATION PLAN
                    FOR KEY EMPLOYEES OF CITIZENS BANK, FSB


          THIS DECLARATION OF AMENDMENT, made as of the 28/th/ day of December, 1999, by CITIZENS BANK, FSB (the "Bank"), to the Second Nonqualified Deferred Compensation Plan for Key Employees of Citizens Bank, FSB (the "Plan");


                               R E C I T A L S:
                               ---------------

          It is deemed advisable to amend the Plan to include Management Recognition Program awards from the definition of "compensation" eligible for deferral under the Plan; and to provide for deferral elections to be effective if made on or before the first day of the plan year.

          NOW, THEREFORE, IT IS DECLARED, that effective as of December 31, 1999, the Plan shall be and hereby is amended as follows:

          In Section 3.2(a) and (b), delete the words "by at least fifteen days."

          IN WITNESS WHEREOF, this Declaration of Amendment has been executed in behalf of the Bank as of the date first written above.


                                   CITIZENS BANK, FSB



                                   By: /s/ Ronald E. Bostian
                                      ----------------------
                                           President

Attest:


By: /s/ Ralphelle Butler
    --------------------
        Secretary