Form 10QSB
period 2000-03-31
INNES STREET FINANCIAL CORP
filed 2000-05-12
CIK 1063257

                    U. S. Securities and Exhange Commission
                             Washington, DC  20549

                                  Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended: March 31, 2000
                                     --------------


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



 As of April 30, 2000, there were 2,036,768 shares of the Registrant's common stock outstanding.



Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [x]

               Innes Street Financial Corporation and Subsidiary

                               Table of Contents

                                                                          Page
                                                                          ----

Part I.  Financial Information                                             3
-------  ---------------------

Item 1. Financial Statements
        Consolidated Balance Sheets at March 31, 2000 (unaudited)
        and September 30, 1999                                             4

        Consolidated Statements of Income for the Six and Three Months
        Ended March 31, 2000 and 1999 (unaudited)                          5

        Consolidated Statements of Shareholders' Equity for the Six
        Months Ended March 31, 2000 and 1999 (unaudited)                   6

        Consolidated Statements of Cash Flows for the Six Months
        Ended March 31, 2000 and 1999 (unaudited)                          7

        Notes to Unaudited Consolidated Financial Statements               8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                9

Part II.  Other Information                                               12
--------  -----------------
Item 1. Legal Proceedings                                                 13

Item 4. Submission of Matters to a Vote of Security Holders               13

Item 6. Exhibits and Reports on Form 8-K                                  14

        Signature Page                                                    15

               Innes Street Financial Corporation and Subsidiary

                         Part I.  Financial Information

Item 1.  Financial Statements
---- --  --------- ----------

               Innes Street Financial Corporation and Subsidiary
                          Consolidated Balance Sheets


                                                                                      March 31, 2000      September 30, 1999
                                                                                   -------------------------------------------
                                                                                          (unaudited)
Assets

Cash and due from banks                                                                     $ 9,681,578           $ 3,667,346
Federal funds sold-overnight                                                                  1,622,000             3,122,000
                                                                                   --------------------- ---------------------
Cash and cash equivalents                                                                    11,303,578             6,789,346
                                                                                   --------------------- ---------------------

Investments available for sale                                                                1,976,602            11,956,657
Mortgage-backed securities available for sale                                                 3,450,180             4,067,030
Mortgage-backed securities held to maturity (fair value of $671,980 and
  $727,555 at March 31, 2000 and September 30, 1999, respectively)                              673,980               715,216
Loans receivable, net                                                                       174,733,662           167,874,234
Premises and equipment, net                                                                   2,470,283             2,173,006
Other                                                                                         4,791,827             4,425,138
                                                                                   --------------------- ---------------------
Total assets                                                                              $ 199,400,112         $ 198,000,627
                                                                                   ===================== =====================

Liabilities and shareholders' equity

Deposit accounts                                                                          $ 164,017,554         $ 160,809,797
Other                                                                                         1,358,203             1,509,048
                                                                                   --------------------- ---------------------
Total liabilities                                                                           165,375,757           162,318,845
                                                                                   --------------------- ---------------------

Preferred stock, no par value:
  Authorized - 5,000,000 shares; none issued and outstanding                                          -                     -

Common stock, no par value:
  Authorized  -  20,000,000 shares;  issued and outstanding: 2,036,768
  shares at March 31, 2000                                                                            -                     -
Paid in capital                                                                              18,707,903            20,106,106
Retained earnings (substantially restricted)                                                 17,792,537            17,251,509
Unallocated ESOP stock                                                                       (1,613,387)           (1,708,670)
Unearned compensation MRP                                                                      (896,239)                    -
Accumulated other comprehensive income                                                           33,541                32,837
                                                                                   --------------------- ---------------------
Total shareholders' equity                                                                   34,024,355            35,681,782
                                                                                   --------------------- ---------------------
Total liabilities and shareholders' equity                                                $ 199,400,112         $ 198,000,627
                                                                                   ===================== =====================



See accompanying notes.

               Innes Street Financial Corporation and Subsidiary
                       Consolidated Statements of Income
                                  (Unaudited)


                                                                   Six Months Ended              Three Months Ended
                                                          -----------------------------   ---------------------------------
                                                                       March 31,                      March 31,
                                                          -----------------------------   ---------------------------------
                                                                2000           1999              2000             1999
                                                         --------------  --------------   ---------------  ----------------
Interest and fee income:
Loans receivable                                            $ 6,520,948     $ 5,973,014       $ 3,293,233      $ 2,998,906
Investments                                                     238,317          44,910            83,894           44,910
Mortgage-backed securities                                      150,844         246,121            75,102          112,268
Other interest-earning assets                                   290,216         757,228           184,003          467,644
                                                          --------------  --------------  ---------------- ----------------
Total interest income                                         7,200,325       7,021,273         3,636,232        3,623,728
                                                          --------------  --------------  ---------------- ----------------

Interest expense:
Deposits                                                      3,903,299       3,911,498         1,983,772        1,909,767
Borrowings                                                       94,052         310,144            64,539          135,876
                                                          --------------  --------------  ---------------- ----------------
Total interest expense                                        3,997,351       4,221,642         2,048,311        2,045,643
                                                          --------------  --------------  ---------------- ----------------
Net interest income                                           3,202,974       2,799,631         1,587,921        1,578,085
Provision for loan losses                                             -               -                 -                -
                                                          --------------  --------------  ---------------- ----------------
Net interest income after provision for loan losses           3,202,974       2,799,631         1,587,921        1,578,085
                                                          --------------  --------------  ---------------- ----------------

Non-interest income:
Loan servicing fees                                              42,314          76,802            18,215           35,003
Gain on sales of loans, net                                      15,241          39,418             6,697                -
Other                                                            86,855          70,986            40,571           26,687
                                                          --------------  --------------  ---------------- ----------------
Total non-interest income                                       144,410         187,206            65,483           61,690
                                                          --------------  --------------  ---------------- ----------------

Non-interest expense:
Compensation and benefits                                     1,301,622         848,067           786,344          426,702
Occupancy and equipment                                         266,920         192,474           136,579           89,293
Advertising and promotion                                        76,169          44,222            40,646           19,405
Data processing                                                 109,969          94,485            53,462           46,572
Deposit insurance premium                                        32,181          47,888             8,457           24,465
Other                                                           405,526         415,984           187,361          236,013
                                                          --------------  --------------  ---------------- ----------------
Total non-interest expense                                    2,192,387       1,643,120         1,212,849          842,450
                                                          --------------  --------------  ---------------- ----------------
Income before income taxes                                    1,154,997       1,343,717           440,555          797,325
Provision for income taxes                                      421,295         500,065           151,058          297,718
                                                          --------------  --------------  ---------------- ----------------
Net income                                                    $ 733,702       $ 843,652         $ 289,497        $ 499,607
                                                          ==============  ==============  ================ ================

Net income per common share:
Basic  (Note 2)                                               $    0.38       $    0.41         $    0.15        $    0.24
Diluted  (Note 2)                                             $    0.38       $    0.41         $    0.15        $    0.24

Average shares outstanding
Basic (Note 2)                                                1,926,848       2,069,378         1,887,224        2,070,388
Diluted (Note 2)                                              1,927,607       2,069,378         1,888,742        2,070,388




See accompanying notes.

               Innes Street Financial Corporation and Subsidiary
                Consolidated Statements of Shareholders' Equity
                For the Six Months Ended March 31, 2000 and 1999
                                  (Unaudited)


                                          Shares of                                                      Deferred
                                            Common              Paid in              Retained          Compensation
                                            Stock               Capital              Earnings             Plans
                                       -----------------   ------------------   -------------------  -----------------

Balance at September 30, 1998                                                      $ 15,856,214
Net income                                                                              843,652
Change in unrealized appreciation
 on securities available for sale,
 net of taxes of ($18,395)


Comprehensive income *

Dividends paid ($0.10 per share)                                                       (103,419)

Net proceeds from Initial Public Offering     2,248,250       $ 21,598,347                   47

Shares purchased and held in rabbi trusts                                                               $ 1,225,879

Deferred compensation obligation                                                                         (1,225,879)

Commitment of ESOP shares (2,998 shares)                             8,301

                                       -----------------   ------------------   -------------------  -----------------
Balance at March 31, 1999                     2,248,250       $ 21,606,648         $ 16,596,447         $         -
                                       =================   ==================   ===================  =================


Balance at September 30, 1999                 2,135,838       $ 20,106,106         $ 17,251,509          $        -
Net income                                                                              733,702
Change in unrealized appreciation on
 securities available for sale,
 net of taxes of $302

Comprehensive income *
Dividends paid ($0.05 a share)                                                         (192,674)

Shares purchased and held in rabbi trusts                                                                   217,680

Deferred compensation obligation                                                                           (217,680)

Commitment of ESOP shares (9,528 shares)                            18,395

Repurchase of common stock                     (189,000)        (2,585,688)

Issuance of MRP stock                            89,930          1,169,090

Prorata vesting of MRP stock

                                       ----------------- ------------------  -------------------  -----------------
Balance at March 31, 2000                     2,036,768       $ 18,707,903         $ 17,792,537         $         -
                                       ================= ==================  ===================  =================



                                                Unearned                                 Accumulated
                                              Compensation            Unearned              Other                 Total
                                            Relating to the        Compensation         Comprehensive         Shareholder's
                                                  ESOP                  MRP                Income                Equity
                                           -------------------   ------------------   ------------------   ----------------

Balance at September 30, 1998                                                              $ 116,162        $ 15,972,376
Net income                                                                                                       843,652
Change in unrealized appreciation
 on securities available for sale,
 net of taxes of ($18,395)                                                                   (28,222)            (28,222)
                                                                                                           -------------

Comprehensive income *                                                                                           815,430

Dividends paid ($0.10 per share)                                                                                (103,419)

Net proceeds from Initial Public Offeri        $ (1,798,600)                                                  19,799,747

Shares purchased and held in rabbi trus                                                                        1,225,879

Deferred compensation obligation                                                                              (1,225,879)

Commitment of ESOP shares (2,998 shares              29,977                                                       38,278

                                       -   -------------------                        ------------------   -------------
Balance at March 31, 1999                      $ (1,768,623)                                $ 87,940        $ 36,522,412
                                       =   ===================                        ==================   =============


Balance at September 30, 1999                  $ (1,708,670)                                $ 32,837        $ 35,681,782
Net income                                                                                                       733,702
Change in unrealized appreciation on
 securities available for sale,
 net of taxes of $302                                                                            704                 704
                                                                                                           -------------
Comprehensive income *                                                                                           734,406
Dividends paid ($0.05 a share)                                                                                  (192,674)

Shares purchased and held in rabbi trusts                                                                        217,680

Deferred compensation obligation                                                                                (217,680)

Commitment of ESOP shares (9,528 shares              95,283                                                      113,678

Repurchase of common stock                                                                                    (2,585,688)

Issuance of MRP stock                                                $(1,169,090)                                      -

Prorata vesting of MRP stock                                             272,851                                 272,851

                                        -------------------   ------------------   ------------------   ----------------
Balance at March 31, 2000                      $ (1,613,387)          $ (896,239)           $ 33,541        $ 34,024,355
                                        ===================   ==================   ==================   ================



*Comprehensive income for the second quarter of 2000 and 1999 was $294,806 and $514,872, respectively.

               Innes Street Financial Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                                  Six months ended March 31,
                                                                                      ---------------------------------------------
                                                                                                2000                   1999
                                                                                      ---------------------     --------------------
Operating activities
Net income                                                                                   $ 733,702                $ 843,652
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation                                                                                 139,141                   77,749
  Amortization of (discount)premium on investments                                              (2,510)                   2,414
  Amortization of deferred loan fees                                                            17,885                   21,314
  Commitment of ESOP shares                                                                    113,678                   38,278
  Prorata vesting of MRP stock                                                                 272,851                        -
  Deferred income taxes                                                                        (76,976)                 (68,941)
  Gain on sales of loans, net                                                                  (15,241)                 (39,418)
  Loss on sale of investments                                                                    3,441                        -
  Other, net                                                                                  (517,953)                  48,406
                                                                                      -----------------     --------------------
Net cash provided by operating activities                                                      668,018                  923,454

Investment activities
  Proceeds from maturity of federal funds sold-term                                                  -                2,000,000
  Purchases of investment securities                                                                 -              (11,989,500)
  Proceeds from maturity and sale of investment securities                                   9,995,750                        -
  Principal repayment of mortgage-backed securities                                            642,465                2,496,676
  Net (increase)decrease in loans                                                           (8,941,118)                 310,557
  Proceeds from sales of loans                                                               2,079,046                2,460,235
  Purchase of FHLB stock                                                                       (21,000)                       -
  Purchases of premises and equipment                                                         (436,551)                (956,205)
  Proceeds from sales of foreclosed real estate                                                      -                  116,402
  Proceeds from sales of premises and equipment                                                    133                        -
                                                                                      -----------------     --------------------
Net cash provided by(used in) investing activities                                           3,318,725               (5,561,835)

Financing activities
  Net increase in deposit accounts                                                           3,207,757                1,079,439
  Proceeds from FHLB advances                                                                7,000,000                        -
  Repayment of FHLB advances                                                                (7,000,000)              (3,000,000)
  Net increase in mortgage escrow funds                                                         98,094                   82,041
  Net proceeds from issuance of common stock                                                         -               19,799,747
  Repurchase of common stock                                                                (2,585,688)                       -
  Dividends paid                                                                              (192,674)                (103,419)
                                                                                      -----------------     --------------------
Net cash provided by financing activities                                                      527,489               17,857,808

Net increase in cash and cash equivalents                                                    4,514,232               13,219,427
Cash and cash equivalents at beginning of period                                             6,789,346               13,282,380
                                                                                      -----------------     --------------------
Cash and cash equivalents at end of period                                                $ 11,303,578             $ 26,501,807
                                                                                      =================     ====================

See accompanying notes.

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

The accompanying unaudited consolidated financial statements of the Company (Innes Street Financial Corporation and the Bank) have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the six and three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted Earnings Per Share ("EPS") for the periods indicated.

                                                             Six Months Ended                       Three Months Ended
                                                                March 31,                                March 31,
                                                 -------------------------------------    ------------------------------------
                                                             2000                 1999                2000                1999
                                                 -------------------------------------    ----------------    ----------------
BASIC
Net Income                                             $  733,702           $  843,652          $  289,497          $  499,607

Weighted average shares outstanding                     2,093,395            2,248,250           2,050,486           2,248,250
Less weighted average unallocated ESOP shares            (166,547)            (178,872)           (163,262)           (177,862)
                                                 -------------------------------------    ----------------    ----------------
Total weighted average shares outstanding               1,926,848            2,069,378           1,887,224           2,070,388
                                                 =====================================    ================    ================

Basic earnings per share                                    $0.38           $     0.41               $0.15          $     0.24

DILUTED
Net Income                                             $  733,702           $  843,652          $  289,497          $  499,607

Weighted average shares outstanding                     2,093,395            2,248,250           2,050,486           2,248,250
Less weighted average unallocated ESOP shares            (166,547)            (178,872)           (163,262)           (177,862)
                                                 -------------------------------------    ----------------    ----------------
Total weighted average shares outstanding               1,926,848            2,069,378           1,887,224           2,070,388
                                                 -------------------------------------    ----------------    ----------------
Dilutive common stock awards at market price                  656                   --               1,312                  --
Dilutive common stock options at market price                 759                   --               1,518                  --
                                                 -------------------------------------    ----------------    ----------------
Average dilutive shares outstanding                     1,927,607            2,069,378           1,888,742           2,070,388
                                                 =====================================    ================    ================

Diluted earnings per share                                  $0.38           $     0.41               $0.15          $     0.24

For purposes of basic and diluted EPS calculation for the six months ended March 31, 1999, shares issued on December 28, 1998 have been assumed to be outstanding as of October 1, 1998.

               Innes Street Financial Corporation and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2000 and September 30, 1999

Total assets were $199.4 million at March 31, 2000 and $198.0 million at September 30, 1999, an increase of $1.4 million or 0.7%.

Cash and cash equivalents increased from $6.8 million at September 30, 1999 to $11.3 million at March 31, 2000, an increase of $4.5 million or 66.2%. This increase was a result of a $3.2 million increase in deposits and the maturity of $10.0 million in FHLB notes offset by a $6.8 million increase in loans.

Investments available for sale decreased $10.0 million, or 83.3%, from $12.0 million at September 30, 1999 to $2.0 million at March 31, 2000. This decrease was due to the maturity of $10.0 million in FHLB notes during February 2000.

Mortgage-backed securities available for sale and mortgage-backed securities held to maturity decreased from $4.8 million at September 30, 1999 to $4.1 million at March 31. This decrease was due to scheduled repayments.

Loans receivable, increased from $167.9 million at September 30, 1999 to $174.7 million at March 31, 2000, an increase of $6.8 million, or 4.1%. This increase was primarily due to an increase in loan production offset by the sale of $2.1 million of loans. During the year, the Bank has increased its production of nonresidential, home equity, and multi-family loans in an effort to increase loan yield.

Deposit accounts increased from $160.8 million at September 30, 1999 to $164.0 million at March 31, 2000, an increase of 2.0%. This increase was mainly in certificates of deposits, which have increased as a result of the higher interest rate environment.

Paid in capital decreased $1.4 million from $20.1 million at September 30, 1999 to $18.7 million at March 31, 2000. During the quarter ended March 31, 2000, the Company repurchased 189,000 shares of its own stock for a total cost of $2.6 million. These shares were retired from issued and outstanding. Also, at the February 2, 2000 annual meeting, the shareholders approved a Management Recognition Plan ("MRP") for key employees and directors. The granting of the MRP stock, 89,930 shares, resulted in an increase of paid in capital of $1.2 million, representing the fair market value of the stock on the date it was granted.

Unallocated ESOP stock decreased by $95,283. This decrease was a result of the ESOP trust using dividends that it had received in the calendar year 1999 to make an additional loan repayment of $35,972, which resulted in a release of an additional 3,597.20 shares which were allocated to eligible employees in January 2000. Also, 2,997.66 shares were allocated to eligible employees as part of the normal repayment of the ESOP loan, which resulted in a decline of $29,976. Unallocated ESOP stock decreases every month due to the Bank recording the shares earned for that month that will be allocated in the future to eligible employees.

On February 2, 2000, 89,930 shares of MRP stock were granted to key employees and directors. Twenty percent of these shares vested immediately. The remaining fair market value of the shares not vested, $935,207, was recorded as a reduction to shareholder's equity. The 71,939 shares that have not vested will vest over a 48-month period. Each month the Company records compensation and benefits expense and reduces the unearned compensation MRP for $19,483.

Retained earnings increased by the net income earned during the six months ended March 31, 2000 of $0.7 million. During the six months ended March 31, 2000 the Company paid dividends totaling $0.10 a share to stockholders. This dividend resulted in a $0.2 million decrease in retained earnings.

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

Comparison of Operating Results for the Six Months ended March 31, 2000 and 1999

Net Income. Net income for the six months ended March 31, 2000 was $733,702 compared to $843,652 for the six months ended March 31, 1999, a decrease of 13.0%. This decrease was primarily a result of an increase in compensation and benefits offset by an increase in net interest income.

Net Interest Income. Net interest income increased from $2,799,631 for the six months ended March 31, 1999 to $3,202,974 for the six months ended March 31, 2000. A decrease in interest expense on borrowings accounted for $216,092 of the increase in net interest income. Interest expense on borrowings decreased as a result of a $6.0 million decrease in average borrowings outstanding during the respective periods. This decrease was a result of the Company repaying $7.0 million of FHLB advances that were outstanding at March 31, 1999. Yield on interest-earning assets increased due to changing the composition of interest earning assets. The Company increased average loans outstanding by $14 million during the six months ended March 31, 2000 as compared to the six months ended March 31, 1999. This increase in yield and average loans outstanding accounted for the remainder increase in net interest income.

Provision for Loan Losses. No provision for loan losses was made in either the six months ended March 31, 2000 or the six months ended March 31, 1999. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of March 31, 2000 and 1999. Accordingly, no provision for loan losses was recorded during the six months ended March 31, 2000 and 1999.

Non-interest income. Non-interest income decreased from $187,206 for the six-month period ended March 31, 1999 to $144,410 for the six-month period ended March 31, 2000. The Company experienced a decrease in loan servicing fees due to a decrease in loans serviced for others. Also gain on sales of loans declined due to fewer loans sales.

Non-interest expense. Non-interest expense increased from $1,643,120 during the six-month period ended March 31, 1999 to $2,192,387 for the six-month period ended March 31, 2000. Increases in compensation and benefits, occupancy and equipment, and advertising during the six-month period ended March 31, 2000 account for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees, normal annual increases in salaries of existing employees, ESOP expenses, and MRP expenses. The implementation of the MRP resulted in $272,849 expense during the six-month period ended March 31, 2000. Occupancy and equipment expenses increased during the six-month period ended March 31, 2000 because of an increase in depreciation of fixed assets, due to the installation of a local area network and an upgrade of the Company's computer hardware to accommodate the requirements of its service bureau's software since March 31, 1999. Advertising increased during the period ended March 31, 2000 due to the Bank's home equity marketing campaign. Home equity loans have increased approximately $1.4 million during the six months ended March 31, 2000.

Provision for Income Taxes. The provision for income taxes decreased from $500,065 for the six-month period ended March 31, 1999 to $421,295 for the six-month period ended March 31, 2000 as a result of lower pre-tax income.

Comparison of Operating Results for the Three Months ended March 31, 2000 and
1999

Net Income. Net income for the three months ended March 31, 2000 was $289,497 compared to $499,607 for the three months ended March 31, 1999, a decrease of 42.1%. This decrease was primarily a result of an increase in non-interest expense.

Net Interest Income. Net interest income increased from $1,578,085 for the three months ended March 31, 1999 to $1,587,921 for the three months ended March 31, 2000.

Provision for Loan Losses. No provision for loan losses was made in either the three months ended March 31, 2000 or the three months ended March 31, 1999. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of March 31, 2000 and 1999. Accordingly, no provision for loan losses was recorded during the three months ended March 31, 2000 and 1999.

Non-interest income. Non-interest income increased from $61,690 for the three-month period ended March 31, 1999 to $65,483 for the three-month period ended March 31, 2000.

Non-interest expense. Non-interest expense increased from $842,450 during the three-month period ended March 31, 1999 to $1,212,849 for the three-month period ended March 31, 2000. Increases in compensation and benefits and occupancy and equipment during the three-month period ended March 31, 2000 account for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees, normal annual increases in salaries of existing employees, and MRP expenses. The implementation of the MRP resulted in $272,849 expense during the three-month period ended March 31, 2000. Occupancy and equipment expenses increased during the three-month period ended March 31, 2000 because of an increase in depreciation of fixed assets, due to the installation of a local area network and an upgrade of its computer hardware to accommodate the requirements of its service bureau's software since March 31, 1999.

Provision for Income Taxes. The provision for income taxes decreased from $297,718 for the three-month period ended March 31, 1999 to $151,058 for the three-month period ended March 31, 2000 as a result of lower pre-tax income.

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

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended March 31, 2000 was 9.24%, which exceeded the applicable requirements. Given it excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

As of March 31, 2000, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2000, under applicable regulations, the Bank's actual tangible, core and risk-based capital ratios were 13.9%, 13.9% and 24.4%, respectively, compared to requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

               Innes Street Financial Corporation and Subsidiary

                          Part II.  Other Information

               Innes Street Financial Corporation and Subsidiary

Item 1.   Legal Proceedings
---- --   -----------------

From time to time the Company is a party to various legal proceedings incident to its business. At March 31, 2000, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

On February 1, 2000, the Company held an annual meeting of shareholders for the following purposes:

1.  Election of seven directors for one-year terms;

2. Ratification of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 2000;

3.  Approval of the Innes Street Financial Corporation Stock Option Plan;

4.  Approval of the Citizen Bank, FSB Management Recognition Plan and Trust;

5. To act upon such other matters as may properly come before the meeting or any adjournment's thereof.

The results of the voting are set forth below:
1.    Election of Directors:

Name                                              For               Withheld
-------------------------------------     -----------------     --------------
Ronald E. Bostian                               1,799,995              9,292
Harold C. Earnhardt                             1,799,995              9,292
Gordon P. Hurley                                1,799,995              9,292
James W. Duke                                   1,799,995              9,292
Bobby A. Lomax                                  1,799,995              9,292
K. V. Epting, Jr.                               1,799,995              9,292
Malcolm B. Blankenship, Jr.                     1,799,995              9,292

2. Ratification of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 2000:

      For               Against            Abstain
---------------     --------------     --------------
1,799,919                    1,546              7,822

3.  Adoption of the Innes Street Financial Corporation Stock Option Plan:

     For             Against          Abstain           Non-Vote
-------------     ------------     ------------     ---------------
1,139,931              192,841           11,882             464,633

4.  Adoption of the Citizen Bank, FSB Management Recognition Plan and Trust:

     For             Against          Abstain           Non-Vote
-------------     ------------     ------------     ---------------
1,157,009              184,029            3,616             464,633
5.    Other matters:
      No other matters came before the meeting.

Item 6.  Exhibits and Reports on Form 8-K
---- --  --------------------------------

(a) 10(a) Innes Street Financial Corporation Stock Option Plan, incorporated by reference to Exhibit 10(c) to the Form 10KSB dated December 27, 1999.

          10(b) Citizens Bank, FSB Management Recognition Plan and Trust, incorporated by reference to Exhibit 10(d) to the Form 10KSB dated December 27, 1999.

          27   Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

               Innes Street Financial Corporation and Subsidiary

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                         Innes Street Financial Corporation
                                         ----------------------------------
                                                (Registrant)


     May 12, 2000                        /s/Ronald E. Bostian
     -------------                      -----------------------
        (Date)                            Ronald E. Bostian
                                          President and CEO
                                          (Duly Authorized Representative)





     May 12, 2000                       /s/Dianne E. Hawkins
     -------------                      --------------------
        (Date)                            Dianne E. Hawkins
                                          Treasurer and Controller
                                          (Principal Financial Officer)