Form 10QSB
period 2000-06-30
INNES STREET FINANCIAL CORP
filed 2000-08-11
CIK 1063257

                   U. S. Securities and Exchange Commission
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended: June 30, 2000
                                         -------------


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT
              For the transition period from  __________  to ___________


                       Commission file number 000-25179
                                              ---------


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


  As of July 31, 2000, there were 1,974,325 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [x]

               Innes Street Financial Corporation and Subsidiary

                               Table of Contents

                                                                           Page
                                                                           ----
Part I.  Financial Information                                              3
-------  ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2000 (unaudited)
         and September 30, 1999                                             4

         Consolidated Statements of Income for the Nine and Three Months
         Ended June 30, 2000 and 1999 (unaudited)                           5

         Consolidated Statements of Shareholders' Equity for the Nine
         Months Ended June 30, 2000 and 1999 (unaudited)                    6

         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 2000 and 1999 (unaudited)                           7

         Notes to Unaudited Consolidated Financial Statements               8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9


Part II. Other Information                                                 13
-------  -----------------

Item 1.  Legal Proceedings                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

         Signature Page                                                    15

               Innes Street Financial Corporation and Subsidiary

                         Part I. Financial Information

Item 1.  Financial Statements
------   --------- ----------

                Innes Street Financial Corporation and Subsidiary
                           Consolidated Balance Sheets

                                                                               June 30,        September 30,
                                                                                 2000              1999
                                                                         ----------------- -----------------
                                                                           (unaudited)
Assets

Cash and due from banks                                                  $       6,892,381      $  3,667,346
Federal funds sold-overnight                                                     2,131,000         3,122,000
                                                                         ----------------- -----------------
Cash and cash equivalents                                                        9,023,381         6,789,346
                                                                         ----------------- -----------------
Investments available for sale
                                                                                         -        11,956,657
Mortgage-backed securities available for sale
                                                                                 3,184,524         4,067,030
Mortgage-backed securities held to maturity (fair value of $654,708
  and $727,555  at June 30, 2000 and September 30, 1999, respectively)             656,547           715,216

Loans receivable, net                                                          181,810,787       167,874,234

Premises and equipment, net                                                      2,414,427         2,173,006

Other                                                                            5,137,923         4,425,138
                                                                         ----------------- -----------------
Total assets                                                             $     202,227,589      $198,000,627
                                                                         ================= =================

Liabilities and shareholders' equity

Deposit accounts                                                         $     163,639,161      $160,809,797

Borrowings                                                                       9,600,000                 -

Other                                                                            2,746,235         1,509,048
                                                                         ----------------- -----------------
Total liabilities                                                              175,985,396       162,318,845
                                                                         ----------------- -----------------

Preferred stock, no par value:

  Authorized - 5,000,000 shares; none issued and outstanding                             -                 -

Common stock, no par value:
  Authorized  -  20,000,000 shares;  issued and outstanding: 2,036,768
  shares at June 30, 2000                                                                -                 -

Paid in capital                                                                 11,228,566        20,106,106

Retained earnings (substantially restricted)                                    18,052,148        17,251,509

Unallocated ESOP stock                                                          (2,241,141)       (1,708,670)

Unearned compensation MRP                                                         (837,790)                -

Accumulated other comprehensive income                                              40,410            32,837
                                                                         ----------------- -----------------
Total shareholders' equity                                                      26,242,193        35,681,782
                                                                         ----------------- -----------------
Total liabilities and shareholders' equity                               $     202,227,589      $198,000,627
                                                                         ================= =================

See accompanying notes.

                Innes Street Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                Nine Months Ended                 Three Months Ended
                                                          ---------------------------     ------------------------------
                                                                     June 30,                        June 30,
                                                          ---------------------------     ------------------------------
                                                              2000           1999              2000             1999
                                                          ------------   ------------     ------------      ------------
Interest and fee income:
Loans receivable                                          $  9,984,635   $  8,878,899     $  3,463,687      $  2,905,885
Investments                                                    260,414        201,619           22,097           156,709
Mortgage-backed securities                                     224,340        347,070           73,496           100,949
Other interest-earning assets                                  493,418      1,086,545          203,202           329,317
                                                          ------------   ------------     ------------      ------------
Total interest income                                       10,962,807     10,514,133        3,762,482         3,492,860
                                                          ------------   ------------     ------------      ------------

Interest expense:
Deposits                                                     6,002,150      5,807,161        2,098,851         1,895,627
Borrowings                                                     136,701        396,375           42,649            86,267
                                                          ------------   ------------     ------------      ------------
Total interest expense                                       6,138,851      6,203,536        2,141,500         1,981,894
                                                          ------------   ------------     ------------      ------------
Net interest income                                          4,823,956      4,310,597        1,620,982         1,510,966
Provision for loan losses                                            -              -                -                 -
                                                          ------------   ------------     ------------      ------------
Net interest income after provision for loan losses          4,823,956      4,310,597        1,620,982         1,510,966
                                                          ------------   ------------     ------------      ------------
Non-interest income:
Loan servicing fees                                             61,725        109,477           19,411            32,675
Gain on sales of loans, net                                     19,057         94,734            3,816            55,316
Other                                                           79,187         95,814           (7,668)           24,829
                                                          ------------   ------------     ------------      ------------
Total non-interest income                                      159,969        300,025           15,559           112,820
                                                          ------------   ------------     ------------      ------------
Non-interest expense:
Compensation and benefits                                    1,884,475      1,330,826          582,853           482,760
Occupancy and equipment                                        405,401        330,457          138,481           137,983
Advertising and promotion                                      158,113        100,455           81,944            56,233
Data processing                                                160,651        166,452           50,682            71,967
Deposit insurance premium                                       40,266         71,402            8,085            23,514
Other                                                          608,255        612,713          202,729           196,729
                                                          ------------   ------------     ------------      ------------
Total non-interest expense                                   3,257,161      2,612,305        1,064,774           969,186
                                                          ------------   ------------     ------------      ------------
Income before income taxes                                   1,726,764      1,998,317          571,767           654,600
Provision for income taxes                                     639,827        739,158          218,532           239,093
                                                          ------------   ------------     ------------      ------------
Net income                                                $  1,086,937   $  1,259,159     $    353,235      $    415,507
                                                          ============   ============     ============      ============
Net income per common share:
Basic  (Note 2)                                           $       0.58   $       0.61     $       0.20      $       0.20
Diluted  (Note 2)                                         $       0.58   $       0.61     $       0.19      $       0.20

Average shares outstanding
Basic (Note 2)                                               1,886,318      2,070,396        1,804,812         2,072,430
Diluted (Note 2)                                             1,889,601      2,070,396        1,813,143         2,072,430


See accompanying notes.

               Innes Street Financial Corporation and Subsidiary
                Consolidated Statements of Shareholders' Equity
               For the Nine Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                                                    Unearned
                                            Shares of                               Deferred       Compenstion       Unearned
                                             Common     Paid In      Retained     Compensation   Relating to the   Compensation
                                              Stock     Capital      Earnings         Plans            ESOP             MRP
                                            ---------- ----------  ------------  --------------  ----------------  --------------
Balance at September 30, 1998                                        $15,856,214
Net income                                                             1,259,159

Change in unrealized appreciation
on securities available for sale, net
of taxes of ($44,314)

Comprehensive income *

Dividends paid ($0.10 per share)                                        (206,840)

Net proceeds from Initial Public
Offering                                     2,248,250  $21,598,347                              $(1,798,600)

Shares purchased and held in rabbi
trusts                                                                            $ 1,231,978

Deferred compensation obligation                                                   (1,231,978)

Commitment of ESOP shares (5,995 shares)                     15,704                                   59,953
                                            ----------  -----------  -----------  -----------    -----------       -----------
Balance at June 30, 1999                     2,248,250  $21,614,051  $16,908,533  $         -    $(1,738,647)
                                            ==========  ===========  ===========  ===========    ===========       ===========

Balance at September 30, 1999                2,135,838  $20,106,106  $17,251,509  $         -    $(1,708,670)

Net income                                                             1,086,937

Change in unrealized appreciation
on securities available for sale, net
of taxes of $4,621

Comprehensive income *

Dividends paid ($0.15 a share)                                          (286,298)

Return of Capital ($4.0 a share)                         (7,489,984)                                (657,088)

Shares purchased and held in rabbi
trusts                                                                                224,668

Deferred compensation obligation                                                     (224,668)

Commitment of ESOP shares (12,462 shares)                    29,042                                  124,617

Repurchase of common stock                    (189,000)  (2,585,688)

Issuance of MRP stock                           89,930    1,169,090                                                $(1,169,090)

Prorata vesting of MRP stock                                                                                           331,300
                                            ----------  -----------  -----------  -----------    ------------      -----------
Balance at June 30, 2000                     2,036,768  $11,228,566  $18,052,148  $         -    $(2,241,141)      $  (837,790)
                                            ==========  ===========  ===========  ===========    ===========       ===========
                                                                  Accumulated
                                                                     Other             Total
                                                                 Comprehensive     Shareholders'
                                                                     Income            Equity
                                                                 -------------     -------------
Balance at September 30, 1998                                     $116,162         $15,972,376
Net income                                                                           1,259,159

Change in unrealized appreciation
on securities available for sale, net
of taxes of ($44,314)                                              (69,133)            (69,133)
                                                                                   -----------
Comprehensive income *                                                               1,190,026

Dividends paid ($0.10 per share)                                                      (206,840)

Net proceeds from Initial Public
Offering                                                                            19,799,747

Shares purchased and held in rabbi
trusts                                                                               1,231,978

Deferred compensation obligation                                                    (1,231,978)

Commitment of ESOP shares (5,995 shares)                                                75,657
                                                                  --------         -----------
Balance at June 30, 1999                                          $ 47,029         $36,830,966
                                                                  ========         ===========

Balance at September 30, 1999                                     $ 32,837         $35,681,782

Net income                                                                           1,086,937

Change in unrealized appreciation
on securities available for sale, net
of taxes of $4,621                                                   7,573               7,573
                                                                                   -----------
Comprehensive income *                                                               1,094,510

Dividends paid ($0.15 a share)                                                        (286,298)

Return of Capital ($4.0 a share)                                                    (8,147,072)

Shares purchased and held in rabbi
trusts                                                                                 224,668

Deferred compensation obligation                                                      (224,668)

Commitment of ESOP shares (12,462 shares)                                              153,659

Repurchase of common stock                                                          (2,585,688)

Issuance of MRP stock                                                                        -

Prorata vesting of MRP stock                                                           331,300
                                                                  --------         -----------
Balance at June 30, 2000                                          $ 40,410         $26,242,193
                                                                 =========         ===========

*Comprehensive income for the third quarter of 2000 and 1999 was $360,104 and $374,956, respectively.

                Innes Street Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine months ended June 30,
                                                                      ----------------------------------
                                                                          2000                  1999
                                                                      -------------        -------------
Operating activities
Net income                                                            $   1,086,937        $   1,259,159
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation                                                              212,656              133,813
  Amortization of (discount) premium on investments                          (1,840)                  69
  Amortization of deferred loan fees                                         28,125               34,921
  Commitment of ESOP shares                                                 153,659               75,657
  Prorata vesting of MRP stock                                              331,300                    -
  Deferred income taxes                                                     (81,833)            (123,670)
  Gain on sales of loans, net                                               (19,057)             (94,734)
  Loss on sale of investments                                                24,066                    -
  Other, net                                                                289,863               25,375
                                                                      -------------        -------------
Net cash provided by operating activities                                 2,023,876            1,310,590

Investment activities
  Proceeds from maturity of federal funds sold-term                               -            2,000,000
  Purchases of investment securities                                              -          (11,989,500)
  Proceeds from maturity and sale of investment securities               11,975,125                    -
  Principal repayment of mortgage-backed securities                         912,674            2,984,337
  Net increase in loans                                                 (16,224,754)          (3,900,555)
  Proceeds from sales of loans                                            2,279,133            7,748,338
  Purchase of FHLB stock                                                    (21,000)                   -
  Proceeds from redemption of FHLB stock                                          -              218,200
  Purchases of premises and equipment                                      (454,210)          (1,132,637)
  Proceeds from sales of foreclosed real estate                                   -              116,402
  Proceeds from sales of premises and equipment                                 133                1,925
                                                                      -------------        -------------
Net cash used in investing activities                                    (1,532,899)          (3,953,490)

Financing activities
  Net increase (decrease) in deposit accounts                             2,829,364             (339,786)
  Proceeds from borrowings                                               16,600,000                    -
  Repayment of borrowings                                                (7,000,000)          (6,000,000)
  Net increase in mortgage escrow funds                                     332,752              233,320
  Net proceeds from issuance of common stock                                      -           19,799,747
  Repurchase of common stock                                             (2,585,688)                   -
  Dividends paid                                                         (8,433,370)            (206,840)
                                                                      -------------        -------------
Net cash provided by financing activities                                 1,743,058           13,486,441

Net increase in cash and cash equivalents                                 2,234,035           10,843,541
Cash and cash equivalents at beginning of period                          6,789,346           13,282,380
                                                                      -------------        -------------
Cash and cash equivalents at end of period                            $   9,023,381        $  24,125,921
                                                                      =============        =============


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

The results of operations for the nine and three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted Earnings Per Share ("EPS") for the periods indicated.

                                                                       Nine Months Ended             Three Months Ended
                                                                           June 30,                       June 30,
                                                                 ----------------------------     -------------------------
                                                                     2000            1999            2000           1999
                                                                 -----------     ------------     ----------    -----------
BASIC
Net Income                                                       $ 1,086,937     $  1,259,159     $  353,235    $   415,507

Weighted average shares outstanding                                2,050,696        2,248,250      1,964,829      2,248,250
Less weighted average unallocated ESOP shares                       (164,378)        (177,854)      (160,017)      (175,820)
                                                                 -----------     ------------     ----------    -----------
Total weighted average shares outstanding                          1,886,318        2,070,396      1,804,812      2,072,430
                                                                 ===========     ============     ==========    ===========

Basic earnings per share                                         $      0.58     $       0.61     $     0.20    $      0.20

DILUTED

Net Income                                                       $ 1,086,937     $  1,259,159     $  353,235    $   415,507

Weighted average shares outstanding                                2,050,696        2,248,250      1,964,829      2,248,250
Less weighted average unallocated ESOP shares                       (164,378)        (177,854)      (160,017)      (175,820)
                                                                 -----------     ------------     ----------    -----------
Total weighted average shares outstanding                          1,886,318        2,070,396      1,804,812      2,072,430
                                                                 -----------     ------------     ----------    -----------
Dilutive common stock awards at market price                           2,859               --          4,385             --
Dilutive common stock options at market price                          3,283               --          8,331             --
                                                                 -----------     ------------     ----------    -----------
Average dilutive shares outstanding                                1,889,601        2,070,396      1,813,143      2,074,430
                                                                 ===========     ============     ==========    ===========

Diluted earnings per share                                       $      0.58     $       0.61     $     0.19    $      0.20


For purposes of basic and diluted EPS calculation for the nine months ended June 30, 1999, shares issued on December 28, 1998 have been assumed to be outstanding as of October 1, 1998.

                Innes Street Financial Corporation and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2000 and September 30, 1999

Total assets were $202.2 million at June 30, 2000 and $198.0 million at September 30, 1999, an increase of $4.2 million or 2.1%.

Cash and cash equivalents increased from $6.8 million at September 30, 1999 to $9.0 million at June 30, 2000, an increase of $2.2 million or 32.4%. This increase was a result of a $2.8 million increase in deposits.

At June 30, 2000 the Company had no investments available for sale. This decrease of $12.0 million from September 30, 1999 was primarily due to the maturity of $10.0 million in Federal Home Loan Bank ("FHLB") notes during February 2000. The remaining investments available for sale were sold during the quarter ended June 30, 2000. The proceeds from this sale were used to help fund a $4.0 return of capital during the quarter ended June 30, 2000.

Mortgage-backed securities available for sale and mortgage-backed securities held to maturity decreased from $4.8 million at September 30, 1999 to $3.8 million at June 30, 2000. This decrease was due to scheduled repayments.

Loans receivable, increased from $167.9 million at September 30, 1999 to $181.8 million at June 30, 2000, an increase of $13.9 million, or 8.3%. This increase was primarily due to an increase in loan production offset by the sale of $2.3 million of loans. During the year, the Bank has increased its production of nonresidential, home equity, and multi-family loans in an effort to increase loan yield.

Deposit accounts increased from $160.8 million at September 30, 1999 to $163.6 million at June 30, 2000, an increase of 1.7%. This increase was mainly in certificates of deposits, which have increased as a result of the higher interest rate environment.

Borrowings increased by $9.6 million from September 30, 1999. These borrowings consist of $6.0 million six-month FHLB advances and a $3.6 million note due The Bankers Bank in Atlanta, Georgia. The FHLB advances were used to fund loan growth. It is anticipated that these advances will be renewed as they mature. The $3.6 million borrowed from The Bankers Bank was used to help fund the special cash distribution of $4.0 for each share of the Company's issued and outstanding common stock paid on June 30, 2000. The note is due on June 15, 2001. All of the Bank's stock was pledged as collateral on the loan. It is anticipated that the note will be repaid during October 2000.

Paid in capital decreased $8.9 million from $20.1 million at September 30, 1999 to $11.2 million at June 30, 2000. During the quarter ended March 31, 2000, the Company repurchased 189,000 shares of its own stock for a total cost of $2.6 million. These shares were retired from issued and outstanding. Also, at the February 2, 2000 annual meeting, the shareholders approved a Management Recognition Plan ("MRP") for key employees and directors. The granting of the MRP stock, 89,930 shares, resulted in an increase of paid in capital of $1.2 million, representing the fair market value of the stock on the date it was granted, which was offset by an entry to a contra capital account, unearned compensation MRP. On June 30, 2000 the Company paid a special cash distribution in the amount of $4.0 for each share of the Company's issued and outstanding common stock. The Company anticipates that the majority of the dividend will be a return of capital to its shareholders. This distribution resulted in a $7.5 million decrease in paid in capital. Also due to the effect of the return of capital on the fair market value of a share of common stock, the Company on July 3, 2000 adjusted the price of stock options granted to directors and key employees on February 2, 2000 from $13 a share to $9.28 a share.

Unallocated ESOP stock increased by $532,471. The receipt of the $4.0 return of capital on unallocated ESOP shares resulted in an increase of $657,088 which will be used to purchase additional shares of the Company's common stock. The ESOP trust using dividends that it had received in the calendar year 1999 made an additional loan repayment of $35,972, which resulted in a release of an additional 3,597.20 shares which were allocated to eligible employees in January 2000. Also, 2,997.66 shares were allocated to eligible employees as part of the normal repayment of the ESOP loan, which resulted in a decline of $29,976. Unallocated ESOP stock decreases every month due to the Bank recording the shares earned for that month that will be allocated in the future to eligible employees.

On February 2, 2000, 89,930 shares of MRP stock were granted to key employees and directors. Twenty percent of these shares vested immediately. The remaining fair market value of the shares not vested, $935,207, was recorded as a reduction to shareholder's equity. The 71,939 shares that have not vested will vest over a 48-month period. Each month the Company records compensation and benefits expense and reduces the unearned compensation MRP by $19,483.

Retained earnings increased by $0.8 million as a result of $1.1 million in net income less $0.3 million in dividends during the nine months ended June 30, 2000.

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

Comparison of Operating Results for the Nine Months ended June 30, 2000 and 1999

Net Income. Net income for the nine months ended June 30, 2000 was $1,086,937 compared to $1,259,159 for the nine months ended June 30, 1999, a decrease of 13.7%. This decrease was primarily a result of an increase in compensation and benefits and a decrease in non-interest income which was partly offset by an increase in net interest income.

Net Interest Income. Net interest income increased from $4,310,597 for the nine months ended June 30, 1999 to $4,823,956 for the nine months ended June 30, 2000. A decrease in interest expense on borrowings accounted for $259,674 of the increase in net interest income. Interest expense on borrowings decreased as a result of a $3.9 million decrease in average borrowings outstanding during the respective periods. Yield on interest-earning assets increased due to changing the composition of interest earning assets. The Company increased average loans outstanding by $17.5 million during the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. This increase in yield and average loans outstanding accounted for the remaining increase in net interest income.

Provision for Loan Losses. No provision for loan losses was made in either the nine months ended June 30, 2000 or the nine months ended June 30, 1999. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of June 30, 2000 and 1999. Accordingly, no provision for loan losses was recorded during the nine months ended June 30, 2000 and 1999.

Non-interest income. Non-interest income decreased from $300,025 for the nine-month period ended June 30, 1999 to $159,969 for the nine-month period ended June 30, 2000. The Company experienced a decrease in loan servicing fees due to a decrease in loans serviced for others. Gain on sales of loans also declined due to fewer loan sales. A decrease in other income due to a loss on the sale of a FHLB note during the quarter ended June 30, 2000 also reduced non-interest income.

Non-interest expense. Non-interest expense increased from $2,612,305 during the nine-month period ended June 30, 1999 to $3,257,161 for the nine-month period ended June 30, 2000. Increases in compensation and benefits, occupancy and equipment, and advertising during the nine-month period ended June 30, 2000 account for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees, normal annual increases in salaries of existing employees, ESOP expenses, and MRP expenses. The implementation of the MRP resulted in $331,298 expense during the nine-month period ended June 30, 2000. Occupancy and equipment expenses increased during the nine-month period ended June 30, 2000 because of an increase in depreciation of fixed assets, due to the installation of a local area network and an upgrade of the Company's computer hardware to accommodate the requirements of its service bureau's software since March 31, 1999. Advertising increased during the period ended June 30, 2000 due to the Bank's home equity marketing campaign. Home equity loans have increased approximately $3.3 million during the nine months ended June 30, 2000.

Provision for Income Taxes. The provision for income taxes decreased from $739,158 for the nine-month period ended June 30, 1999 to $639,827 for the nine-month period ended June 30, 2000 as a result of lower pre-tax income.

Comparison of Operating Results for the Three Months ended June 30, 2000 and
1999

Net Income. Net income for the three months ended June 30, 2000 was $353,235 compared to $415,507 for the three months ended June 30, 1999, a decrease of 15.0%. This decrease was primarily a result of an increase in compensation and benefits and a decrease in non-interest income which was partly offset by an increase in net interest income.

Net Interest Income. Net interest income increased from $1,510,966 for the three months ended June 30, 1999 to $1,620,982 for the three months ended June 30, 2000. Yield on interest-earning assets increased due to changing the composition of interest earning assets. The Company increased average loans outstanding by $22.3 million during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase in yield and average loans outstanding account for the increase in net interest income.

Provision for Loan Losses. No provision for loan losses was made in either the three months ended June 30, 2000 or the three months ended June 30, 1999. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of June 30, 2000 and 1999. Accordingly, no provision for loan losses was recorded during the three months ended June 30, 2000 and 1999.

Non-interest income. Non-interest income decreased from $112,820 for the three-month period ended June 30, 1999 to $15,559 for the three-month period ended June 30, 2000. The Company experienced a decrease in loan servicing fees due to a decrease in loans serviced for others. Gain on sales of loans also declined due to fewer loan sales. A decrease in other income due to a loss on the sale of a FHLB note during the quarter ended June 30, 2000 also reduced non-interest income.

Non-interest expense. Non-interest expense increased from $969,186 during the three-month period June 30, 1999 to $1,064,774 for the three-month period ended June 30, 2000. Increases in compensation and benefits during the three-month period ended June 30, 2000 account for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees, normal annual increases in salaries of existing employees, and MRP expenses. The MRP expense for the quarter ended June 30, 2000 was $58,449. Also during the quarter ended June 30, 2000 the Bank's hospital and dental insurance expense increased by approximately $34,000 due to a special assessment by the trustee for the Bank's insurance plans.

Provision for Income Taxes. The provision for income taxes decreased from $239,093 for the three-month period ended June 30, 1999 to $218,532 for the three-month period ended June 30, 2000 as a result of lower pre-tax income.

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

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended June 30, 2000 was 6.66%, which exceeded the applicable requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

As of June 30, 2000, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2000, under applicable regulations, the Bank's actual tangible, core and risk-based capital ratios were 11.8%, 11.8% and 20.6%, respectively, compared to requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

                Innes Street Financial Corporation and Subsidiary

                           Part II. Other Information

               Innes Street Financial Corporation and Subsidiary

Item 1.   Legal Proceedings
---- -    -----------------

From time to time the Company is a party to various legal proceedings incident to its business. At June 30, 2000, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

Item 6.   Exhibits and Reports on Form 8-K
---- -    --------------------------------

          (a) 10 (a) Amendment to the Amended and Restated Directors Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(g) to the Registration Statement on Form S-1, Registration No. 333- 63363, dated September 14, 1998, as amended by Pre-Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated November 12, 1998.

          (b) 10 (b) Amendment to the Amended and Restated Nonqualified Deferred Compensation Plan, incorporated herein by reference to
               Exhibit 10(f) to the Registration Statement on Form S-1, Registration No. 333-63363, dated September 14, 1998, as amended by Pre- Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated November 12, 1998.

          (c) 10(c) Second Directors' Deferred Compensation Plan of Citizens Bank, FSB, incorporated by reference to Exhibit 10(i) to the Form 10-QSB dated May 13, 1999.

          (d) 10(d) Amendment to the Second Nonqualified Deferred Compensation Plan for Key Employees of Citizens Bank, FSB, incorporated by reference to Exhibit 10(ii) to the Form 10-QSB dated May 13, 1999.

          (e)  27 Financial Data Schedule

          (f) A Form 8-K was filed on June 2, 2000 announcing that the Board of Directors had declared a special cash distribution in the amount of $4.0 for each share of the Company's issued and outstanding common stock. This special cash distribution was be paid on June 30, 2000 to shareholders of record on June 15, 2000.

               Innes Street Financial Corporation and Subsidiary

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                          Innes Street Financial Corporation
                                          ----------------------------------
                                                       (Registrant)


         August 11, 2000                   /s/ Ronald E. Bostian
         ----------------                  ---------------------
              (Date)                           Ronald E. Bostian
                                               President and CEO
                                               (Duly Authorized Representative)



          August 11, 2000                  /s/ Dianne E. Hawkins
          ----------------                 ---------------------
               (Date)                          Dianne E. Hawkins
                                               Treasurer and Controller
                                               (Principal Financial Officer)

Exhibit 10(a)
                       1999 DECLARATION OF AMENDMENT TO
                        AMENDED AND RESTATED DIRECTORS
              DEFERRED COMPENSATION PLAN OF CITIZENS SAVINGS BANK

          THIS DECLARATION OF AMENDMENT, made as of the 28th day of December, 1999, by CITIZENS BANK, FSB (the "Bank"), to the Amended and Restated Directors Deferred Compensation Plan of Citizens Savings Bank (the "Plan");

                               R E C I T A L S:
                               - - - - - - - -

          It is deemed advisable to amend the Plan to reflect the change in the Bank's name from "Citizens Savings Bank" to "Citizens Bank, FSB" and to exclude Management Recognition Program awards from the definition of "compensation" eligible for deferral under the Plan.

          NOW, THEREFORE, IT IS DECLARED, that effective as of December 31, 1999, the Plan shall be and hereby is amended as follows:

          1. Delete the name "Citizens Savings Bank" in the title of the Plan and each place it appears in the Plan and substitute therefor "Citizens Bank, FSB."

          2. In Section 1.6, insert the clause "However, awards under the Management Recognition Program and amounts paid to a director as an allowance or reimbursement for travel or relocation expenses are to be excluded from this definition." at the end of the paragraph.

          IN WITNESS WHEREOF, this Declaration of Amendment has been executed in behalf of the Bank as of the date first written above.

                                                     CITIZENS BANK, FSB


                                                     By__________________
                                                       President

Attest:


By: __________________
    Secretary

Exhibit 10(b)

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

                               R E C I T A L S:
                               - - - - - - - -

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

                                                  CITIZENS BANK, FSB



                                                  By: ___________________
                                                      President

Attest:


By: _______________
       Secretary

Exhibit 10(c)

                       1999 DECLARATION OF AMENDMENT TO
                               SECOND DIRECTORS'
               DEFERRED COMPENSATION PLAN OF CITIZENS BANK, FSB

          THIS DECLARATION OF AMENDMENT, made as of the 28/th/ day of December, 1999, by CITIZENS BANK, FSB (the "Bank"), to the Second Directors Deferred Compensation Plan of Citizens Bank, FSB (the "Plan");

                               R E C I T A L S:
                               - - - - - - - -

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

                                                    CITIZENS BANK, FSB


                                                    By: _______________
                                                        President

Attest:


By: _________________
       Secretary

Exhibit 10(d)

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

                               R E C I T A L S:
                               - - - - - - - -

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

                                                  CITIZENS BANK, FSB



                                                  By: ________________
                                                      President

Attest:


By: __________________
      Secretary