Form 10KSB
period 2000-09-30
INNES STREET FINANCIAL CORP
filed 2000-12-29
CIK 1063257

                    U. S. Securities and Exchange Commission
                             Washington, DC  20549

                                  Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934


     For the fiscal year ended September 30, 2000
                               ------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT
       For the transition period from  __________  to ___________


                        Commission file number 000-25179
                                               ---------


                       INNES STREET FINANCIAL CORPORATION
                       ----------------------------------
              (Exact name of small business issuer in its charter)

        NORTH CAROLINA                                   56-2101799
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

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         -------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                        Common shares, without par value
         -------------------------------------------------------------
                                (Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        ---   --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to the Form 10-KSB.
                                     -----

     The issuer's revenues for its most recent fiscal year were $15,116,971.

     Based upon information regarding the average of the bid and asked price provided by The NASDAQ Small-Cap Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 30, 2000, was $17,429,409.

     As of November 30, 2000, there were 1,974,325 shares of the Registrant's common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held February 5, 2001 are incorporated by reference into Part III.

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

     The Company is classified as a unitary savings institution by the Office of Thrift Supervision ("OTS"). As long as the Company remains a unitary savings institution holding company, the Company currently may diversify its activities in such a manner as to include any activities allowed by law or regulation to a unitary savings institution holding company. For additional information, see "Regulation of the Company."

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

Market Area

     The Bank's primary market area consists of the communities in approximately a 10-mile radius around its offices in Salisbury, Rockwell, and Statesville, North Carolina. These areas are located within Rowan and Iredell Counties. All three offices are in proximity of Charlotte, North Carolina and the market area has been and will continue to be affected by this major metropolitan area.

     Based on 1999 FDIC comparative data, the Bank had approximately 11.1% of the deposits in Salisbury and approximately 10.4% of the deposits in Rowan County. The Bank had approximately 7.4% of the deposits in Statesville and approximately 4.2% in Iredell County at the same date.

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

     Adjustable rate loans are generally originated with the intention that they will be held in the Bank's loan portfolio. Fixed rate one-to-four family residential loans are generally originated to conform with secondary market purchase requirements and sold in the secondary market. During fiscal 2000, 1999, and 1998, the Bank sold $2.4 million, $8.2 million, and $5.6 million, respectively, of fixed rate loans in order to better manage its interest rate risk.

     Loan Portfolio Composition.  The Bank's net loan portfolio totaled
$186.9 million on September 30, 2000, which represented 89.8% of the Bank's total assets. One-to-four family residential mortgage loans comprised 70.6% of the Bank's loan portfolio, before net items. Home equity loans represented 13.4% of the loan portfolio, before net items, and loans secured by construction and development property, multi-family residential property, nonresidential property, secured commercial loans, and personal loans comprised the remaining 16.0%. As of September 30, 2000, 52.0% of the loans in the Bank's loan portfolio had adjustable interest rates. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the date indicated.


                                                                               At September 30,
                                         -----------------------------------------------------------------------------------------
                                                       2000                         1999                          1998
                                         --------------------------------  -------------------------- ----------------------------
                                              Amount         % of Total      Amount      % of Total      Amount       % of Total
                                         ---------------   --------------  ----------- -------------- -------------  -------------
                                              (Dollars in Thousands)
Type of loan:
  Real estate loans:
    1-4 family                              $ 136,288           72.91%    $ 134,823         80.31%     $ 136,279           85.58%
    Home equity                                25,948           13.88%       20,705         12.33%        17,171           10.78%
    Construction and development               16,620            8.89%       13,211          7.87%         4,118            2.59%
    Nonresidential                              6,403            3.43%        2,387          1.42%         1,618            1.02%
    Multi-family                                6,125            3.28%        3,652          2.18%         1,312            0.82%
                                       ---------------   --------------  ----------- -------------- -------------  ---------------

       Total real estate loans                191,384          102.39%      174,778        104.11%       160,498          100.79%
                                       ---------------   --------------  ----------- -------------- -------------  ---------------

  Other loans:
    Commercial                                  1,020            0.55%           23          0.01%         1,422            0.89%
    Consumer                                      613            0.33%          216          0.13%           245            0.15%
                                       ---------------   --------------  ----------- -------------- -------------  ---------------

       Total other loans                        1,633            0.88%          239          0.14%         1,667            1.04%
                                       ---------------   --------------  ----------- -------------- -------------  ---------------

          Total gross loans                   193,017          103.27%      175,017        104.25%       162,165          101.83%
                                         ---------------   --------------  ----------- -------------- -------------  ---------------

  Less:
    Construction loans in process               4,741            2.55%        5,714          3.40%         1,540            0.96%
    Deferred loan origination fees                137            0.07%          205          0.12%            93            0.06%
    Unearned income                                 -                -            -              -            60            0.04%
    Allowance for loan losses                   1,224            0.65%        1,224          0.73%         1,224            0.77%
                                       ---------------   --------------  ----------- -------------- -------------  ---------------

       Total reductions                         6,102            3.27%        7,143          4.25%         2,917            1.83%
                                       ---------------   --------------  ----------- -------------- -------------  ---------------


           Total loans receivable, net      $ 186,915          100.00%    $ 167,874        100.00%     $ 159,248          100.00%
                                       ===============   ==============  =========== ============== =============  ===============

     The following table sets forth the time to contractual maturity of the Bank's loan portfolio at September 30, 2000. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change, while fixed rate and other loans are shown as due in the period of contractual maturity. Overdrafts on checking accounts are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments. Amounts in the table are net of loans in process and are net of unamortized loan fees.


                                                                            At September 30, 2000
                                                         -----------------------------------------------------------
                                                                             More than 1
                                                             1 Year or        Year to 5     More than
                                                                Less            Years        5 Years         Total
                                                         --------------     -------------   ----------     ---------
                                                                               (In Thousands)
Real estate loans:
    1-4 family - fixed                                       $     73        $    834        $ 71,304      $ 72,211
    1-4 family - adjustable                                    25,840          37,531             214        63,585
    Home Equity - fixed                                             9             366           2,376         2,751
    Home Equity - adjustable                                   23,591               -               -        23,591
    Construction and Development - fixed                        1,694             522           2,935         5,151
    Construction and Development - adjustable                   3,561           3,193             (69)        6,685
    Nonresidential - fixed                                          -           1,754           2,669         4,423
    Nonresidential - adjustable                                 1,525             378              79         1,982
    Residential multi-family - fixed                                -               -           4,481         4,481
    Residential multi-family - adjustable                          97           1,166             383         1,646

Commercial - fixed                                                955               -              18           973
Commercial - adjustable                                            47               -               -            47
Consumer loans - fixed                                            125               6             234           365
Consumer loans - adjustable                                         -             248               -           248

Less:
    Allowance for loan losses                                  (1,224)              -               -        (1,224)
                                                         ------------- ---------------   ---------------------------

              Totals                                         $ 56,293        $ 45,998        $ 84,624     $ 186,915
                                                         ============= ===============   ===========================


          The following table sets forth the dollar amount at September 30, 2000 of all loans maturing or repricing on or after September 30, 2001, which have fixed or adjustable interest rates.


                          Fixed Rates  Adjustable Rates
                         ------------  ----------------
                                (In Thousands)


Real estate loans         $   87,241      $      42,875
Commercial loans                  18                  -
Other loans                      240                248
                         ------------    --------------
          Totals          $   87,499      $      43,123
                         ============    ==============


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

                                                                   Year Ended September 30,
                                                    --------------------------------------------------------
                                                          2000               1999                1998
                                                    -----------------  -----------------   -----------------
                                                                        (In Thousands)
Loans receivable, net, beginning of period                 $ 167,874          $ 159,248           $ 159,458
                                                    -----------------  -----------------   -----------------

Loan originations(1):
    1-4 family                                                19,506             35,706              39,040
    Home equity                                               16,056             13,846               8,416
    Construction and development                              12,928             11,000               5,259
    Nonresidential                                             4,601              1,608                   -
    Multi-family                                               2,485              5,322                   -
    Commercial                                                   955                  -                   -
    Consumer                                                     876                182                 193
                                                    -----------------  -----------------   -----------------

        Total loan originations                               57,407             67,664              52,908
                                                    -----------------  -----------------   -----------------

Loans purchased (1)                                                -              7,748                   -

Loan sales                                                    (2,410)            (8,190)             (5,594)

Principal repayments                                         (36,024)           (58,544)            (47,531)

Other changes, net (2)                                            68                (52)                  7
                                                    -----------------  -----------------   -----------------

Loans receivable, net, end of period                       $ 186,915          $ 167,874           $ 159,248
                                                    =================  =================   =================

(1)  Loan originations and purchased loans are shown at commited amount.
(2)  Includes changes in deferred loan fees and the allowance for loan losses.

     One-to-Four Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market. On September 30, 2000, 70.6% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loan amounts, 46.8% had adjustable interest rates.

     The Bank originates conventional mortgage loans secured by owner-occupied property having terms of up to 30 years in amounts of up to 95% of the value of the property. Bank policy requires private mortgage insurance on the amount of the loan which exceeds 80% of the value of the property. The loans have both fixed and adjustable rates. The fixed rate loans are generally originated for sale. Some of such loans are sold "servicing retained" and others are sold "servicing released." The interest rates on adjustable rate loans are generally adjustable every year after a period of one, three, or five years and are tied to the average weekly yield on United States Treasury securities adjusted to a constant maturity or the 11th District Cost of Funds. The loans have rate caps which limit the amount of change at the time of each adjustment and over the life of each loan.

     The Bank generally requires title insurance for its one-to-four family residential loans and requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or replacement cost of the improvements on the property securing the loans, whichever is greater.

     Home Equity Lending. At September 30, 2000, the Bank had approximately $23.2 million in home equity line of credit loans, representing approximately 12.0% of its portfolio, before net items. In addition, at such date, the Bank had unfunded home equity lines of credit totaling $19.2 million. The Bank's home equity lines of credit have adjustable interest rates tied to the Wall Street Journal Prime plus a margin. The home equity lines of credit require the payment of interest monthly, and all outstanding amounts must be paid in full at the end of 15 years. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity lines are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 90% of the value of the real estate security to borrowers with excellent credit history. Under certain circumstances, the Bank will provide lines of credit up to 100% of the value of the real estate security to borrowers with excellent credit history.

     The Bank had approximately $2.7 million in closed-end home equity loans on September 30, 2000. These loans have maximum terms of 15 years and are usually made for home improvements. These loans represent 1.4% of the Bank's loan portfolio, before net items.

     Construction Lending. The Bank makes construction loans for the construction of single-family dwellings. The aggregate outstanding balance of such loans on September 30, 2000 was approximately $7.3 million, representing approximately 3.8% of the Bank's loan portfolio, before net items. Some of these loans were made to persons who are constructing properties for the purpose of occupying them; others were made to builders who were constructing properties for sale. Loans made to builders are generally "pure construction" loans which require the payment of interest during the construction period of generally one year or less and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to one-to-four family residential loans.

     Construction loans for one-to-four family real estate to be occupied by the borrower generally have a maximum loan-to-value ratio of 80% of the appraised value of the property. Title insurance is generally required for construction loans. In addition, the Bank generally requires builders risk or casualty insurance (and, if appropriate, flood insurance) on such loans.

     The Bank also makes or purchases loans for the development of land in preparation for the construction of single-family properties. The aggregate outstanding balance of such loans on September 30, 2000 was $3.0 million, representing 1.6% of the Bank's loan portfolio, before net items. The maximum loan-to-value for this type of loan is 65%. Full Board approval is required for all loans exceeding 65% loan-to-value.

     The Bank also has originated loans for the construction of nonresidential property. The aggregate outstanding balance of such loans on September 30, 2000 was $5.3 million, representing 2.7% of the Bank's loan portfolio, before net items.

     Nonresidential Lending. On September 30, 2000, the Bank had $6.4 million outstanding in loans secured by nonresidential properties, comprising approximately 3.3% of its loan portfolio, before net items. These loans are secured by office, retail, and other commercial real estate and by church properties in the Bank's primary market area and have either fixed or adjustable interest rates. These loans generally do not exceed 75% of the appraised value of the real estate securing the loans. These loans have terms of up to 15 years. The adjustable rate loans generally use the index and rate change limitations as are used in one-to-four family residential lending. See "One-to-Four Family Residential Lending."

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

     Multi-family Residential Lending.  On September 30, 2000, the Bank had
$6.1 million outstanding in loans secured by multi-family residential properties, comprising approximately 3.2% of its loan portfolio, before net items. These loans are secured by apartments and have fixed and adjustable interest rates. These loans generally do not exceed 75% of the appraised value of the real estate securing the loans. Multi-family residential loans have terms of up to 15 years. The loans generally use the same index and rate change limitations as are used in one-to-four family residential lending. See "One-to-Four Family Residential Real Estate Lending."

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

     Commercial Lending. Although infrequent, the Bank has made commercial loans. Those loans generally require publicly-traded common stock as security and are limited to a margin of 60%. At September 30, 2000, the Bank had $1.0 million outstanding in commercial loans, comprising approximately 0.5% of its loan portfolio, before net items. The Board of Directors is currently evaluating the opportunities available in the market area for commercial lending. The Board may increase efforts in this area to diversify the loan portfolio. Because of competition from other financial institutions and economic conditions in the Bank's market area, there can be no assurance that the Board's efforts to diversify will be successful.

     Consumer Lending. At September 30, 2000, the Bank's consumer loan portfolio amounted to $613,000, or 0.3% of gross loans outstanding, before net items. The Board of Directors is currently evaluating the opportunities available in the market area for consumer lending. The Board may increase efforts in this area to diversify the loan portfolio. Because of competition from other financial institutions and economic conditions in the Bank's market area, there can be no assurance that the Board's efforts to diversify will be successful.

     Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources such as referrals from real estate brokers, the Bank's depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders.

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

     Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. Interest on loans is recorded as borrowers' monthly payments become due. Accrual of interest on loans is suspended when interest becomes 90 days past due or earlier and when, in management's judgment, doubts exist as to the collectibility of additional interest. Interest is reserved by establishing an allowance for uncollected interest when a loan becomes delinquent 90 days or more or earlier. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or future payments are reasonably assured. In most cases, delinquencies based on management's judgment regarding collectibility are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by the Bank at prevailing market terms. Any property acquired as a result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of September 30, 2000, the Bank had $170,682 in real estate acquired in settlement of loans. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by an independent appraiser, and the real estate is carried at the lower of cost or fair value minus costs to sell. Costs relating to the development and improvement of the property are capitalized, and costs relating to holding the property are charged to expenses.

     The following table sets forth information with respect to nonperforming assets by the Bank, including nonaccrual loans and foreclosed real estate at the dates indicated.

                                                                At September 30,
                                                -------------------------------------------------
                                                    2000             1999             1998
                                                --------------  ---------------  ----------------
                                                             (Dollars in Thousands)
 Nonaccrual loans                                   $   2,089        $     492         $     200

 Accruing loans past due 90 days or more                    -                -                 -

 Foreclosed real estate                                   171              107                 -

                                                --------------  ---------------  ----------------
Total nonperforming assets                          $   2,260        $     599         $     200
                                                ==============  ===============  ================

                                                --------------  ---------------  ----------------
Nonperforming loans to total gross loans                1.08%            0.28%             0.12%
                                                ==============  ===============  ================

                                                --------------  ---------------  ----------------
Nonperforming assets to total assets                    1.09%            0.30%             0.11%
                                                ==============  ===============  ================

 Total assets                                       $ 208,048        $ 198,001         $ 190,058

 Total gross loans                                  $ 193,017        $ 175,017         $ 162,165

     During the years ended September 30, 2000 and 1999, gross interest income of $169,616 and $45,958, respectively, would have been recorded on these loans accounted for on a nonaccrual basis if the loans had been current throughout the year. The amount of gross interest income actually recorded on such nonperforming assets during the periods was $118,190 and $16,911, respectively.

     Applicable regulations require the Bank to "classify" its own assets on a regular basis. In addition, in connection with examinations of savings institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below. The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets are listed as "special mention" and do not warrant adverse classification. At September 30, 2000, the Bank had four loans with an aggregate outstanding balance of $1,760,380 classified as "special mention."

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

    As of September 30, 2000, the Bank had $499,479 loans internally classified as "substandard," no loans classified as "doubtful" and no loans classified as "loss." Total classified loans as of September 30, 1999 and 1998 were approximately $613,085 and $376,000, respectively.

     The following table sets forth at September 30, 2000, the Bank's aggregate carrying value of the assets classified as "substandard," "doubtful," "loss," or criticized as "special mention."

                                      Special Mention List         Substandard                Doubtful                 Loss
                                    ------------------------  ---------------------  -----------------------  ----------------------
                                       Number      Amount      Number       Amount       Number      Amount       Number     Amount
                                    ----------   --------     --------  -----------  -----------  ----------  -----------  ---------
                                                                    (Dollars in Thousands)
Real estate loans:
   1-4 family                              2     $   155          7        $ 494            -         $ -            -         $ -
   Home equity                             1          17          1            6            -           -            -           -
   Construction and development            -           -          -            -            -           -            -           -
   Nonresidential                          1       1,588          -            -            -           -            -           -
   Multi-family                            -           -          -            -            -           -            -           -
                                    ---------    -------      -------    ---------    ---------   ---------   ----------   ---------

        Total real estate loans            4       1,760          8          500            -           -            -           -
                                    ---------    -------      -------    ---------    ---------   ---------   ----------   ---------

Other loans:
   Commercial                              -           -          -            -            -           -            -           -
   Consumer                                -           -          -            -            -           -            -           -
                                    ---------    -------      -------    ---------    ---------   ---------   ----------   ---------

        Total other loans                  -           -          -            -            -           -            -           -
                                    ---------    -------      -------    ---------    ---------   ---------   ----------   ---------

   Total                                   4     $ 1,760          8        $ 500            -         $ -            -         $ -
                                    =========    =======      =======    =========    =========   =========   ==========   =========


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

     The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.

                                           Year Ended September 30,
                                 ----------------------------------------------
                                     2000             1999            1998
                                 -------------     ------------    ------------
                                                  (In Thousands)

Balance, beginning of period          $ 1,224          $ 1,224         $ 1,223

Charge-offs                                 -                -               -

Provision                                   -                -               -

Recoveries                                  -                -               1
                                 -------------     ------------    ------------

Balance, end of period                $ 1,224          $ 1,224         $ 1,224
                                 =============     ============    ============



     The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

                                                                                           At September 30,
                                      -------------------------------------------------------------------------------------
                                                       2000                                       1999
                                      ----------------------------------------   ----------------------------------------
                                                      Percent of     Amount of                   Percent of
                                                     Allowance to     Loans to                  Allowance to   Amount of
                                        Amount of        Total         Gross       Amount of      Total        Loans to
                                        Allowance      Allowance       Loans       Allowance     Allowance    Gross Loans
                                      ------------   ------------   ----------   ------------  -------------  -----------
                                                                                               (Dollars in Thousands)
Type of loan:
    Real estate loans:
      1-4 family                          $    84          6.86%       70.61%        $   135         11.03%       77.04%
      Home equity                             440         35.95%       13.44%            621         50.74%       11.83%
      Construction and development            422         34.48%        8.61%            312         25.49%        7.55%
      Nonresidential                          197         16.09%        3.32%             24          1.96%        1.36%
      Multi-family                             22          1.80%        3.17%             15          1.23%        2.09%

                                      ------------   ------------   ----------   ------------  -------------  -----------
           Total real estate loans          1,165         95.18%       99.15%          1,107         90.45%       99.87%
                                      ------------   ------------   ----------   ------------  -------------  -----------

    Other loans:
      Commercial                               12          0.98%        0.53%              1          0.08%        0.01%
      Consumer                                 11          0.90%        0.32%              1          0.08%        0.12%
                                      ------------   ------------   ----------   ------------  -------------  -----------

           Total other loans                   23          1.88%        0.85%              2          0.16%        0.13%
                                      ------------   ------------   ----------   ------------  -------------  -----------

      Unallocated                              36          2.94%            -            115          9.39%            -
                                      ------------   ------------   ----------   ------------  -------------  -----------

      Total allowance for loan losses     $ 1,224        100.00%      100.00%        $ 1,224        100.00%      100.00%
                                      ============   ============   ==========   ============  =============  ===========



                                             -------------------------------------
                                                             1998
                                             -------------------------------------
                                                            Percent of   Amount of
                                                           Allowance to   Loans to
                                               Amount of       Total        Gross
                                               Allowance     Allowance      Loans
                                             -------------  -----------  ----------

Type of loan:
    Real estate loans:
      1-4 family                                    $ 135       11.03%      84.03%
      Home equity                                     514       41.99%      10.59%
      Construction and development                    103        8.42%       2.54%
      Nonresidential                                   47        3.84%       1.00%
      Multi-family                                     40        3.27%       0.81%
                                             -------------  -----------  ----------
           Total real estate loans                    839       68.55%      98.97%
                                             -------------  -----------  ----------

    Other loans:
      Commercial                                       43        3.51%       0.88%
      Consumer                                          1        0.08%       0.15%
                                             -------------  -----------  ----------

           Total other loans                           44        3.59%       1.03%
                                             -------------  -----------  ----------

      Unallocated                                     341       27.86%           -
                                             -------------  -----------  ----------

      Total allowance for loan losses             $ 1,224      100.00%     100.00%
                                             =============  ===========  ==========

Investment Securities

     Interest and dividend income from investment securities generally provides the second largest source of income to the Company and the Bank, on a consolidated basis (the "Consolidated Entity") after interest on loans. In addition, the Consolidated Entity receives interest income from deposits in other financial institutions. At September 30, 2000 the Consolidated Entity's investment portfolio totaled $13.2 million and consisted of U.S. government and agency securities, interest-earning deposits in other financial institutions and stock of the FHLB of Atlanta.

     Investments are classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of equity. Net unrealized securities gains on the securities available-for-sale of $37,603, net of related deferred tax assets of $23,660, are reported as a separate component of equity in the Consolidated Entity's financial statements at September 30, 2000. The Bank established a trading account to satisfy the investment requirements of a rabbi trust related to a deferred compensation plan. These amounts are classified as other assets in the statement of condition.

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

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding residential mortgage loans and similar obligations or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock; accordingly, the stock is carried at cost. As of September 30, 2000, the Bank was in compliance with this requirement with an investment in stock of the FHLB of Atlanta of $1.6 million.

     OTS regulations require the Bank to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. The Bank's average liquidity ratio for the quarter ended September 30, 2000 was 7.12% which exceeded the applicable requirements.

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

     The following table sets forth certain information regarding the Consolidated Entity's investment portfolio at the dates indicated.

                                                At September 30,
                                      ----------------------------------
                                          2000        1999         1998
                                      -----------   ----------  --------
                                                  (In Thousands)

Securities available-for-sale:
     U.S. government and agencies        $ 3,099    $ 16,024    $ 7,228


Securities held-to-maturity:
    U.S. government and agencies             630         715      1,565

Other:
    Interest-earning deposits              7,809       4,268     11,637
    Term Federal Funds                         -           -      2,000
    Federal Home Loan Bank stock           1,628       1,607      1,825
                                      ----------- ----------- ----------

                Total                   $ 13,166    $ 22,614   $ 24,255
                                      =========== =========== ==========



     The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Consolidated Entity's investment portfolio as of September 30, 2000. Mortgage-backed securities are not due at a single maturity date; therefore, the table does not consider prepayment of the underlying loans.

                                                            After One Year Through   After Five Years Through
                                       One Year or Less           Five Years                Ten Years             After Ten Years
                                   -----------------------  -----------------------  ------------------------  ---------------------
                                                 Weighted                 Weighted                 Weighted                Weighted
                                    Carrying      Average     Carrying     Average      Carrying    Average    Carrying     Average
                                      Value        Yield        Value       Yield         Value      Yield       Value       Yield
                                   -----------  ----------  -----------  ----------   ----------   ---------  ---------    ---------
                                                                                    (Dollars in Thousands)
Securities available-for-sale:
    U.S. government and agencies      $     -          -        $  46        6.34%         $ 78       9.00%     $ 2,975       8.07%


Securities held-to-maturity:
    U.S. government and agencies            -           -         239        6.96%            -           -         391       7.38%

Other:
    Interest-earning deposits           7,809       6.64%           -            -            -           -           -           -
    Term Federal Funds                      -           -           -            -            -           -           -           -
    Federal Home Loan Bank stock            -           -           -            -            -           -       1,628       7.75%
                                   -----------  ----------  ----------   ----------   ---------- -----------  ----------  ----------

                Total                 $ 7,809       6.64%       $ 285        6.86%         $ 78       9.00%     $ 4,994       7.91%
                                   ===========  ==========  ==========   ==========   ========== ===========  ==========  ==========



                                                      Total
                                            ------------------------
                                                           Weighted
                                              Carrying      Average
                                                Value        Yield
                                            -----------    ---------

Securities available-for-sale:
    U.S. government and agencies               $ 3,099        8.07%


Securities held-to-maturity:
    U.S. government and agencies                   630        7.22%

Other:
    Interest-earning deposits                    7,809        6.64%
    Term Federal Funds                               -            -
    Federal Home Loan Bank stock                 1,628        7.75%
                                            -----------  -----------

                Total                          $13,166        7.14%
                                            ===========  ===========

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

     Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At September 30, 2000, 77.2% of the Bank's deposits consisted of certificate accounts, 16.6% consisted of savings accounts, 5.6% consisted of interest-bearing transaction accounts and 0.6% consisted of noninterest-bearing transaction accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television advertising and direct mailings. The Bank plans to emphasize savings and checking accounts as a source of lower cost funds. The Bank recently began issuing ATM cards to its customers as a way of increasing the number and balances of such accounts.

     The following table sets forth information relating to the Bank's deposit flows and total deposits as follows:



                                                    At or for the Year
                                                   Ended September 30,
                                           -----------------------------------
                                              2000         1999        1998
                                           ----------  -------------- --------

                                                      (In Thousands)

Total deposits at beginning of year        $ 160,810     $ 161,549   $160,493

Net decrease before interest credited           (663)       (6,520)    (4,998)

Interest credited                              6,260         5,781      6,054
                                           ----------  ------------ ----------

Total deposits at end of year              $ 166,407     $ 160,810   $161,549
                                           ==========  ============ ==========

  The following table sets forth certain other information regarding the Bank's savings deposits at the dates indicated.


                                                                                At September 30,
                                   ---------------------------------------------------------------------------
                                                   2000                                  1999
                                   ---------------------------------------------------------------------------
                                                 Weighted                             Weighted
                                                 Average        % of                   Average       % of
                                     Amount       Rate       Deposits      Amount        Rate      Deposits
                                   ----------- -----------  ----------  -----------  -----------  ----------
                                                                              (Dollars in Thousands)
Deposit accounts:
   Savings accounts                  $ 27,589       4.56%      16.58%     $ 36,126        4.16%      22.47%
   NOW accounts                         5,914       0.94%       3.55%        6,572        0.96%       4.09%
   Money market deposit accounts        3,480       5.20%       2.09%        2,014        2.34%       1.25%
   Non-interest bearing accounts          989           -       0.59%        1,086            -       0.68%
                                   ----------- -----------  ----------  -----------  -----------  ----------

     Total demand deposits             37,972       3.94%      22.81%       45,798        3.52%      28.49%
                                   ----------- -----------  ----------  -----------  -----------  ----------

Certificates of deposit               128,435       6.26%      77.19%      115,012        5.22%      71.51%
                                   ----------- -----------  ----------  -----------  -----------  ----------


     Total deposits                  $166,407       5.73%     100.00%     $160,810        4.74%     100.00%
                                   =========== ===========  ==========  ===========  ===========  ==========



                                         ------------------------------------
                                                         1998
                                         ------------------------------------
                                                        Weighted
                                                         Average      % of
                                             Amount        Rate     Deposits
                                          -----------  ----------  ----------

Deposit accounts:
   Savings accounts                         $ 40,131       4.53%      24.84%
   NOW accounts                                5,893       1.43%       3.65%
   Money market deposit accounts               2,454       2.50%       1.52%
   Non-interest bearing accounts               1,331           -       0.82%
                                          -----------  ----------  ----------

     Total demand deposits                    49,809       3.94%      30.83%
                                          -----------  ----------  ----------

Certificates of deposit                      111,740       5.52%      69.17%
                                          -----------  ----------  ----------


     Total deposits                         $161,549       5.03%     100.00%
                                          ===========  ==========  ==========

     The following table presents the maturities by rates paid on all certificates of deposit as of September 30, 2000.

                                                 Amount Due During The Year Ending September 30,
                       ----------------------------------------------------------------------------------------------
                                                                                            2005 and
                              2001            2002              2003              2004     thereafter         Total
                       -------------- ---------------  ----------------  --------------------------------------------
                                                           (Dollars in Thousands)
Certificates of deposit

   2.00% to 3.99%           $    957        $      -           $     -            $  -        $   -              957
   4.00% to 5.99%             36,920           3,124               821              44           36           40,945
   6.00% to 7.99%             73,381          11,495             1,342               -          122           86,340
   8.00% to 9.99%                193               -                 -               -            -              193
                       -------------- ---------------  ----------------  ---------------------------  ---------------

    Total                   $111,451        $ 14,619           $ 2,163            $ 44        $ 158        $ 128,435
                       ============== ===============  ================  ===========================  ===============


     As of September 30, 2000, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 outstanding was approximately $26.05 million, representing 20.28% of all certificates of deposit on such date. Management believes that most of these deposits are held by long-time, local customers of the Bank. The Bank also holds deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements. The following table presents the maturity of these time certificates of deposit greater than or equal to $100,000 at such date.


                                            At September 30, 2000
                                          -----------------------
                                              (In Thousands)

 3 Months or less                                        $ 6,615
 Over 3 months through 6 months                            7,138
 Over 6 months through 12 months                           8,328
 Over 12 months                                            3,968
                                          -----------------------
           Total                                        $ 26,049
                                          =======================


  Borrowings. The Bank's principal source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the
institution's creditworthiness.   In addition to the FHLB borrowings the Company
had $3.6 million in borrowings due The Bankers Bank in Atlanta, Georgia. This borrowing was used to help fund the special cash distribution classified as a return of capital of $4.00 for each share of the Company's issued and outstanding common stock paid on June 30, 2000. The note is due and payable on June 15, 2001. All of the Bank's stock was pledged as collateral on the loan. This loan was repaid in October 2000. The following tables summarize the borrowings of the Company.

                              At September 30, 2000
                   ------------------------------------------
                             (Dollars in Thousands)

                                                              Weighted average           Average YTD
                                                                 remaining           --------------------
 Type of Borrowing                 Balance         Rate          maturity             Balance        Rate
-------------------------------------------   ---------    ---------------------     --------------------
FHLB Advances                       $10,000        6.98%             3.25 months      $3,873         6.76%
Note from Bankers' Bank               3,600        9.00%             8.50 months         993         9.00%
                               ------------   ---------    ---------------------     --------------------
Total                               $13,600        7.51%             4.64 months      $4,866         7.22%
                               ============   =========    =====================     ====================


                              At September 30, 1999
                   ------------------------------------------
                             (Dollars in Thousands)


                                                               Weighted average           Average YTD
                                                                  remaining          ---------------------
Type of Borrowing                   Balance        Rate            maturity            Balance       Rate
---------------------------------------------   ---------    ---------------------   ---------------------
FHLB Advances                               -$          -%             N/A              $6,249        6.90%


     The maximum outstanding month-end balance of FHLB advances during the fiscal years ended September 30, 2000 and 1999 was $10.0 million and $ 10.0 million, respectively. The maximum outstanding month-end balance of the note from Bankers' Bank during the fiscal year ended September 30, 2000 was $3.6 million.

Return on Equity and Assets

     The following table presents the return on equity and assets for the Company.


                                           For the Year Ended September 30,
                                        ---------------------------------------
                                           2000          1999          1998
                                        ------------  -----------   -----------

Return on average assets                      0.66%        0.84%         0.69%
Return on average equity                      4.12%        5.34%         8.50%
Average equity to average assets             15.97%       15.73%         8.11%
Dividend payout ratio                        27.78%       18.07%           N/A



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

Employees

     As of September 30, 2000, the Bank had 38 full-time employees and 4 part-time employees. Employees are not represented by any union or collective bargaining group. The Bank considers its employee relations to be good.

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

     Institutions which became ineligible to use the percentage of taxable income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1997, 1998, 1999 and 2000.

     Bad debt reserve balances as of the close of the last taxable year beginning before January 1, 1988 or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") must be included in taxable income upon certain distributions to shareholders. Distributions in redemption of stock or in partial or complete liquidation or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place, the thrift is required to reduce its reserve by such distribution plus the income tax resulting from simultaneously recognizing the distribution as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at September 30, 2000 includes approximately $3.7 million for which no provision for federal income tax has been made.

     Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repealed the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation requires bad debt reserve recapture for post-1987 excess reserves over a six-year period. At September 30, 1996, the Bank's post-1987 excess reserves amounted to approximately $567,000. A special provision suspended recapture of post-1987 excess reserves for up to two years, the two tax years beginning after December 31, 1995, if, during one or both of those years, the institution satisfied a "residential loan requirement." This requirement was met if the principal amount of the institution's residential loans originated during the year exceeded a base year amount, which was determined by reference to the average of the institution's residential loans originated during the six most recent taxable years beginning on or before December 31, 1995. The Bank did not meet the residential loan requirement for its 1996 or 1997 tax year and recaptured one-sixth of the excess reserves in each of those years. However, notwithstanding this special provision, recapture was required to begin no later than the first taxable year beginning after December 31, 1997. At September 30, 2000, the Bank's post-1987 excess reserves amounted to approximately $189,000.

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

     Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 2000, the Bank's general limit on loans-to-one borrower was $3.6 million. At September 30, 2000, the Bank's largest aggregate amount of loans-to-one borrower was $2.3 million.

     Qualified Thrift Lender Test ("QTL"). The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less:
(i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of September 30, 2000, the Bank maintained 93.81% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

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

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended September 30, 2000 was 7.12%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessment paid to the OTS for the fiscal year ended September 30, 2000 was $49,583.

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

     Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leveraged capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

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

     The OTS has adopted an interest rate risk component into its regulatory capital requirements; however, the OTS has postponed indefinitely any adjustment to capital which would be required by such an interest rate risk component. The OTS interest rate risk rule as written would also adjust the risk-weighting for certain mortgage derivative securities. Under the rule as written, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk would be measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the Bank's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% would be required to deduct an interest rate component in calculating its total risk-based capital. The interest rate risk component would be an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Bank's assets. That dollar amount would be deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule as written, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% would not be subject to the interest rate risk component, unless the OTS determined otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. No prediction can be made when such an interest rate risk component requirement will be implemented, or if it ever will be implemented.

     At September 30, 2000, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents certain information relating to the Bank's regulatory capital compliance at September 30, 2000.

                                                    Percent of
                                     Amount         Assets (1)
                                   ----------     ------------
                                     (Dollars in Thousands)
Tier 1                               $ 24,245          11.6%
Tier 1 Capital Requirement             (8,390)         (4.0)%
                                   ----------     ------------
     Excess                          $ 15,855           7.6%
                                   ==========     ============

Total Capital                        $ 25,469          19.8%
Risk-Based Capital Requirement        (10,307)         (8.0)%
     Excess                          $ 15,162          11.8%
                                   ==========     ============


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

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. The Bank's assessment rate for the years ended September 30, 2000, 1999 and 1998 was 0.021%, 0.059% and 0.061% of assessable deposits, respectively.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2000 of $1.6 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At September 30, 2000, the Bank had $10.0 million in FHLB advances.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended September 30, 2000, 1999 and 1998, cash dividends from the FHLB to the Bank amounted to $125,433, $129,507 and $134,585, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.8 million, the reserve requirement is 10%. The first $5.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

      As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "-- Federal Regulation of the Bank--QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

Federal Securities Laws

      The Company filed with the SEC a registration statement under the Securities Act for the registration of the common stock to be issued pursuant to the Conversion and has registered the Company's common stock with the SEC under
Section 12(g) of the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

Item 2.  Description of Property

      The following table sets forth the location of the Bank's headquarters office in Salisbury, and branch offices in Statesville and Rockwell, North Carolina, as well as certain other real property owned or leased by the Bank and information relating to such real estate as of September 30, 2000:


                                                Net Book
                                                Value of
                                              Property or          Owned or
                                              Improvements          Leased
                                           ------------------  ----------------
401 West Innes Street                           $301,931            Owned
Salisbury, North Carolina 28144-4232

427 West Innes Street                            276,528            Owned
Salisbury, North Carolina 28144

307 North Center Street                          383,728            Owned
Statesville, North Carolina 28677

106 West Main Street                              35,484            Owned
Rockwell, North Carolina 28138

Highway 29                                       377,377            Owned
Kannapolis, North Carolina 28081

649 Brawley School Road                          435,471            Owned
Mooresville, North Carolina 28117



     The total net book value of the Company's furniture, fixtures and equipment and automobile at September 30, 2000 was $564,959. The properties are considered by the Company's management to be in good condition and to be adequately covered by insurance.

     Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is disposed of by the Bank in an effort to recover its investment. As of September 30, 2000, the Bank had $170,682 in real estate acquired in settlement of loans.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.






                                    Part II
                                    -------

Item 5.  Market for Common Equity and Related Stockholders Matters

      Price information with respect to the Company's common shares is listed on The NASDAQ Small-Cap Market ("NASDAQ") under the symbol of ISFC. The following table sets forth the range of high and low bid information for the common shares of the Company, as quoted by NASDAQ, together with the dividends declared per common share for each quarter ended during the fiscal years ended September 30, 2000 and 1999. The bids have been restated to give retroactive recognition to the $4.00 per share capital distribution paid on June 30, 2000. This $4.00 distribution is not reflected in dividends declared in the following tables.

                                         9/00               6/00               3/00              12/99
                              ------------------------------------------------------------------------
Dividend Declared                    $   0.05           $   0.05          $    0.05           $   0.05
High Bid During Quarter               11.8750            12.0000           10.25000             9.5625
Low Bid During Quarter                10.5938             8.0000            7.75000             8.5000

                                         9/99               6/99               3/99              12/98
                              ------------------------------------------------------------------------
Dividend Declared                    $   0.05           $   0.05          $    0.05           $   0.00
High Bid During Quarter                9.7500             9.2500             9.6250            10.0000
Low Bid During Quarter                 8.1875             7.2500             7.1250             8.6250


     At December 1, 2000 there were approximately 518 shareholders of record, not including the number of persons or entities for which stock is held in nominee or "street" name through various brokerage firms or banks.

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


Net Interest Income

    Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities ("net earning balance"). The following table sets forth information relating to average balances of the Consolidated Entity's assets and liabilities for the years ended September 30, 2000, 1999, and 1998. For the periods indicated, the table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net yield on interest-earning assets (which reflects the impact of the net earning balance). Monthly average balances are derived from daily balances.



                                             At                                    For the Year Ended September 30,
                                        September 30, ------------------------------------------------------------------------------
                                           2000                          2000                                      1999
                                        -----------   --------------------------------------    -----------------------------------
                                          Average                                   Average                                 Average
                                          Rate(5)     Average Balance  Interest   Yield/Rate    Average Balance  Interest Yield/Rate
                                       -----------    ---------------  --------   ----------    ---------------  -------- ----------
                                                                                (Dollars in Thousands)
Assets:
Interest-earning assets
  Interest-earning deposits               6.64%         $   7,964      $   552      6.93%         $ 22,004       $ 1,159      5.27%
  Investments (1)                         7.87%            10,783          683      6.33%           15,839           952      6.01%
  Loans receivable, net (4)               8.00%           175,876       13,644      7.76%          158,005        11,876      7.52%
                                                      -----------      -------                    --------       -------

Total interest-earning assets             7.94%           194,623      $14,879      7.65%          195,848       $13,987      7.14%
                                                                       -------                                   -------

Non-interest-earning assets                                 7,573                                    6,999
                                                      -----------                                 --------

   Total                                                $ 202,196                                 $202,847
                                                      ===========                                 ========

Liabilities and equity
Interest-bearing liabilities:
  NOW and Money
    market accounts                       2.52%         $   8,667      $   125      1.44%         $  8,924       $   119      1.33%
  Savings accounts                        4.56%            32,227        1,459      4.53%           37,852         1,519      4.01%
  Certificates of deposit                 6.26%           120,282        6,684      5.56%          113,742         6,098      5.36%
                                                      -----------      -------                    --------       -------

Total deposits                            5.76%           161,176        8,268      5.13%          160,518         7,736      4.82%

  Borrowings                              7.51%             4,866          353      7.25%            6,249           431      6.90%
                                                      -----------      -------                    --------       -------

Total interest-bearing liabilities        5.90%           166,042      $ 8,621      5.19%          166,767       $ 8,167      4.90%
                                                                       -------                                   -------

Non-interest-bearing liabilities                            3,862                                    4,163

Equity                                                     32,292                                   31,917
                                                      -----------                                 --------

   Total                                                $ 202,196                                 $202,847
                                                      ===========                                 ========

Net interest income and interest
  rate spread  (2)                                                     $ 6,258      2.46%                        $ 5,820      2.24%
                                                                       =======                                   =======

Net yield on interest-earning assets (3)                                            3.22%                                     2.97%

Ratio of interest-earning assets to
  interest-bearing liabilities                                                    117.21%                                   117.44%



                                                  -----------------------------------------
                                                                       1998
                                                  -----------------------------------------
                                                                                    Average
                                                  Average Balance    Interest    Yield/Rate
                                                  ---------------    --------    ----------

Assets:
Interest-earning assets
  Interest-earning deposits                            $ 10,676       $   664        6.22%
  Investments (1)                                        18,791         1,182        6.29%
  Loans receivable, net (4)                             158,013        12,068        7.64%
                                                       --------       -------

Total interest-earning assets                           187,480       $13,914        7.42%
                                                       --------       -------

Non-interest-earning assets                               6,056
                                                       --------

   Total                                               $193,536
                                                       ========

Liabilities and equity
Interest-bearing liabilities:
  NOW and Money
    market accounts                                    $  8,531       $   152        1.78%
  Savings accounts                                       35,522         1,625        4.57%
  Certificates of deposit                               113,730         6,341        5.58%
                                                       --------       -------

Total deposits                                          157,783         8,118        5.15%

  Borrowings                                             15,518         1,069        6.89%
                                                       --------       -------

Total interest-bearing liabilities                      173,301       $ 9,187        5.30%
                                                                      -------

Non-interest-bearing liabilities                          4,545

Equity                                                   15,690
                                                       --------

   Total                                               $193,536
                                                       ========

Net interest income and interest
  rate spread  (2)                                                    $ 4,727        2.12%
                                                                      =======

Net yield on interest-earning assets (3)                                             2.52%

Ratio of interest-earning assets to
  interest-bearing liabilities                                                     108.18%

--------------------------------------------------------------------------------
(1)  Includes investment securities, term fed funds and FHLB of Atlanta stock.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income divided by average interest-earning assets.
(4) Loans placed on nonperforming status have been included in the computation of average balances.
(5) The weighted average rate represents the coupon associated with each asset and liability, weighted by the principal balance associated with each asset and liability.

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

                                              Year Ended September 30,            Year Ended September 30,
                                                   2000 vs. 1999                       1999 vs. 1998
                                          ---------------------------------   ---------------------------------
                                          Increase(Decrease) Attributable to  Increase(Decrease) Attributable to
                                          ---------------------------------   ---------------------------------

                                            Rate       Volume       Net         Rate       Volume       Net
                                          ----------  ---------  ----------   ----------  ---------   ---------
                                             (In Thousands)
Interest income
     Interest-earning deposits                $ 289      $(896)     $ (607)       $(115)     $ 610       $ 495
     Investments                                 49       (318)       (269)         (51)      (179)       (230)
     Loans receivable, net                      391      1,377       1,768         (191)        (1)       (192)
                                                                 ----------                           ---------

          Total interest income on
            interest-earning assets                                    892                                  73
                                                                 ----------                           ---------


Interest expense
     NOW and Money Market accounts                9         (3)          6          (40)         7         (33)
     Savings accounts                           181       (241)        (60)        (208)       102        (106)
     Certificates of deposit                    228        358         586         (244)         1        (243)
     Borrowings                                  21        (99)        (78)           2       (640)       (638)
                                                                 ----------                           ---------

          Total interest expense on
            interest-bearing liabilities                               454                              (1,020)
                                                                 ----------                           ---------


Increase(decrease) in net interest income                            $ 438                              $1,093
                                                                 ==========                           =========

                                                  Year Ended September 30,
                                                        1998 vs. 1997
                                             ------------------------------------
                                             Increase(Decrease) Attributable to
                                             ------------------------------------

                                               Rate       Volume         Net
                                             ----------  ----------  ------------

Interest income
     Interest-earning deposits                    $ 34        $ 93         $ 127
     Investments                                    10        (266)         (256)
     Loans receivable, net                         335        (194)          141
                                                                     ------------

          Total interest income on
            interest-earning assets                                           12
                                                                     ------------


Interest expense
     NOW and Money Market accounts                 (13)          8            (5)
     Savings accounts                               21         285           306
     Certificates of deposit                      (147)       (135)         (282)
     Borrowings                                      -        (704)         (704)
                                                                     ------------

          Total interest expense on
            interest-bearing liabilities                                    (685)
                                                                     ------------


Increase(decrease) in net interest income                                  $ 697
                                                                     ============

Financial condition

     Total assets increased $10.0 million from $198.0 million at September 30, 1999 to $208.0 million at September 30, 2000.

     Cash and cash equivalents increased to $9.7 million at September 30, 2000 from $6.8 million at September 30, 1999, an increase of $2.9 million, or 42.6%. This increase was a result of an increase in borrowings and deposits of $19.2 million, offset by a net increase in loans receivable, net, and investment securities of $6.0 million. Also the Company used $11.8 million of its funds to repurchase stock and to pay dividends to its shareholders during the year.

     Investment securities available-for-sale decreased $12.9 million, or 80.6%, from September 30, 1999 to September 30, 2000. This decrease was primarily due to the maturity and sale of $10.0 million in Federal Home Loan Bank ("FHLB") notes during February 2000. Also, during the quarter ended June 30, 2000, $2.0 million in FHLB notes were sold. The proceeds from this sale were used to help fund a return of capital of $4.00 for each share of the Company's issued and outstanding common stock during the quarter ended June 30, 2000.

     Loans receivable, net, increased $19.0 million from $167.9 million at September 30, 1999 to $186.9 million at September 30, 2000, or 11.3%. This increase was a result of an increase in the Bank's production of loans and a decrease in loans sold during the year. During the year, the Bank has increased its production of nonresidential, home equity, and multi-family loans in an effort to increase loan yield.

     Deposit accounts increased from $160.8 million at September 30, 1999 to $166.4 million at September 30, 2000, an increase of 3.5%. This increase was mainly in certificates of deposits, which have increased as a result of the higher interest rate environment.

     Borrowings increased by $13.6 million from September 30, 1999. These borrowings consist of $10.0 million six-month FHLB advances and a $3.6 million note due The Bankers Bank in Atlanta, Georgia. The FHLB advances were used to fund loan growth. It is anticipated that these advances will be renewed as they mature. The $3.6 million borrowed from The Bankers Bank was used to help fund the special cash distribution of $4.00 for each share of the Company's issued and outstanding common stock paid on June 30, 2000. The note is due on June 15, 2001. All of the Bank's stock was pledged as collateral on the loan. This loan was repaid in October 2000.

     Paid in capital decreased $9.6 million from $20.1 million at September 30, 1999 to $10.5 million at September 30, 2000. During the year, the Company repurchased 251,443 shares of its own stock for a total cost of $3.3 million. These shares were retired from issued and outstanding. Also, at the February 1, 2000 annual meeting, the shareholders approved a Management Recognition Plan ("MRP") for key employees and directors. The granting of the MRP stock, 89,930 shares, resulted in an increase of paid in capital of $1.2 million, representing the fair market value of the stock on the date it was granted, which was offset by an entry to a contra capital account, unearned compensation MRP. On June 30, 2000, the Company paid a special cash distribution in the amount of $4.00 for each share of the Company's issued and outstanding common stock. The Company anticipates that the majority of the dividend will be a return of capital to its shareholders. This distribution resulted in a $7.5 million decrease in paid in capital. On July 3, 2000, the Company adjusted the price of the stock options granted to directors and key employees on February 1, 2000 from $13.00 a share to $9.28 a share to reflect the effect of the return of capital on the fair market value of a share of the Company's common stock.

     Retained earnings increased from $17.3 million at September 30, 1999 to $18.2 million at September 30, 2000, a $0.9 million increase, or 5.2%. This increase was a result of $1.3 million in earnings offset by $0.4 million paid to stockholders in the form of cash dividends.

     Unallocated ESOP stock increased by $479,669. The receipt of the $4.00 return of capital on unallocated ESOP shares resulted in an increase of $657,088 which was used to purchase 59,333 additional shares of the Company's common stock to be allocated to ESOP participants. Using dividends that it had received in the calendar year 1999, the ESOP trust made an additional loan repayment of $35,972, which resulted in a release of an additional 3,597.20 shares which were allocated to eligible employees in January 2000. Also, 17,514 shares were allocated to eligible employees as part of the normal repayment of the ESOP loan, which resulted in a decline of $177,419. Unallocated ESOP stock decreases every month due to the Bank's recording of the shares earned for that month that will be allocated in the future to eligible employees.

     On February 1, 2000, 89,930 shares of MRP stock were granted to key employees and directors. The fair market value of these shares, $1,169,090, was recorded as a reduction to shareholder's equity. Twenty percent of these shares vested immediately. The unvested shares, 71,939, will vest over a 48-month period. Each month the Company records compensation and benefits expense and reduces the unearned compensation MRP by $19,483.

Results of Operations

     Net Income. Net income was $1,330,889 for the year ended September 30, 2000 compared to $1,705,254 for the year ended September 30, 1999, a 22.0% decrease. This decrease was primarily a result of an increase in net interest income offset by an increase in non-interest expense.

     Net Interest Income. Net interest income was $6.26 million for the year ended September 30, 2000 compared to $5.82 million for the year ended September 30, 1999, an increase of $0.44 million, or 7.6%. An increase of $1.76 million in interest income from loans receivable was the primary cause for the improved net interest margin. This increase was a result of an average increase in loans of $17.9 million along with an increase in yield on loans due to the improvement in loan composition. This increase in interest income from loans was offset by a decline in other interest income of $0.87 million due to a decrease in outstandings. This net increase of $0.89 million in interest income was offset by an increase of $0.45 million in interest expense. Interest expense increased due to an increase in interest rates paid on deposits and borrowings during the past year.

     Provision for Loan Losses. No provision for loan losses was made in either the year ended September 30, 2000 or the year ended September 30, 1999.

     Non-interest income. Non-interest income decreased from $333,593 for the year ended September 30, 1999 to $238,386 for the year ended September 30, 2000, due to a decrease in gains on sales of loans and a decrease in loan servicing fees.

     Non-interest expense. Non-interest expense increased from $3.44 million for the year ended September 30, 1999 to $4.38 million for the year ended September 30, 2000. Increases in compensation and benefits, occupancy and equipment, and advertising and promotion account for the majority of this increase. The increase in compensation and benefits was a result of an increase in the number of employees, normal annual increases in salaries of existing employees, ESOP expenses, and MRP expenses. The implementation of the MRP resulted in $389,751 of expense during the year ended September 30, 2000. Occupancy and equipment expenses increased because of an increase in depreciation of fixed assets, due to the installation of a local area network and an upgrade of the Company's computer hardware to accommodate the requirements of its service bureau's software since March 31, 1999. Advertising and promotion increased due to the Bank's home equity marketing campaign. Home equity loans have increased approximately $5.2 million during the year ended September 30, 2000.

     Income Taxes. The provision for income taxes decreased from $1,011,841 for the year ended September 30, 1999 to $789,318 for the year ended September 30, 2000 as a result of a decrease in pre-tax income.

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

Impact of New Reporting and Accounting Standards

    Disclosures about Segments of an Enterprise and Related Information. In June 1997, Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and established new standards for public companies to report information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. The Consolidated Entity adopted the standard, as required on December 28, 1998. Management has determined that the Consolidated Entity has only one segment, Consumer Banking.

    Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Currently, the Company has no derivative instruments that fall within the definition of a derivative as defined by the statement. The Company does not anticipate that the adoption of this statement on October 1, 2000 will significantly impact the financial results of the Company.

     Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FASB 140) that replaces FASB Statement No. 125. FASB 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures regarding these activities. The statement is effective for transfers and servicing of financial assets or extinguishments of liabilities that occur after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is in the process of assessing the impact and plans to adopt the standard in accordance with the effective dates. Adoption is not expected to result in a material financial impact.

Item 7.  Financial Statements

Consolidated Financial Statements

Innes Street Financial Corporation

  Years ended September 30, 2000 and 1999 with Report of Independent Auditors

                         Report of Independent Auditors


The Board of Directors
Innes Street Financial Corporation


We have audited the accompanying consolidated balance sheets of Innes Street Financial Corporation as of September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innes Street Financial Corporation at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                        /s/ Ernst & Young LLP

November 17, 2000

                       Innes Street Financial Corporation

                          Consolidated Balance Sheets

                                                                                              September 30
                                                                             --------------------------------------------
                                                                                             2000                    1999
                                                                             --------------------    --------------------
Assets
Cash and due from banks                                                              $  2,987,315            $  3,667,346
Federal funds sold-overnight                                                            6,686,000               3,122,000
                                                                             --------------------    --------------------
Cash and cash equivalents                                                               9,673,315               6,789,346

Investment securities available-for-sale                                                3,099,380              16,023,687
Investment securities held-to-maturity (fair value of $635,344 and $727,555
 at September 30, 2000 and 1999, respectively)                                            630,476                 715,216

Loans receivable, net                                                                 186,915,054             167,874,234
Premises and equipment, net                                                             2,375,478               2,173,006
Other                                                                                   5,354,619               4,425,138
                                                                             --------------------    --------------------
Total assets                                                                         $208,048,322            $198,000,627
                                                                             ====================    ====================
Liabilities and equity
Deposit accounts                                                                     $166,406,701            $160,809,797
Borrowings                                                                             13,600,000                       -
Other                                                                                   2,240,173               1,509,048
                                                                             --------------------    --------------------
Total liabilities                                                                     182,246,874             162,318,845

Commitments and contingencies

Preferred Stock, no par value:
   Authorized - 5,000,000 shares; none issued and outstanding                                                           -
Common stock, no par value:
   Authorized - 20,000,000 shares; issued and outstanding - 1,974,325 and
    2,135,838 shares at September 30, 2000 and  1999, respectively                                                      -
Paid in capital                                                                        10,522,958              20,106,106
Retained earnings (substantially restricted)                                           18,208,565              17,251,509
Unearned compensation - ESOP stock                                                     (2,188,339)             (1,708,670)
Unearned compensation - Management Recognition Plan (MRP)                                (779,339)                      -

Accumulated other comprehensive income                                                     37,603                  32,837
                                                                             --------------------    --------------------
Total equity                                                                           25,801,448              35,681,782
                                                                             --------------------    --------------------
Total liabilities and equity                                                         $208,048,322            $198,000,627
                                                                             ====================    ====================

See accompanying notes.

                       Innes Street Financial Corporation

                       Consolidated Statements of Income


                                                              Year ended September 30
                                                   -----------------------------------------
                                                               2000                  1999
                                                   -------------------   -------------------
Interest and fee income:
 Loans receivable                                          $13,643,611           $11,876,172
 Investments                                                   557,611               789,316
 Other interest-earning assets                                 677,363             1,321,198
                                                   -------------------   -------------------
Total interest income                                       14,878,585            13,986,686

Interest expense:
 Deposits                                                    8,267,742             7,736,427
 Borrowings                                                    352,884               430,878
                                                   -------------------   -------------------
Total interest expense                                       8,620,626             8,167,305
                                                   -------------------   -------------------
Net interest income                                          6,257,959             5,819,381

Provision for loan losses                                                                  -
                                                   -------------------   -------------------
Net interest income after provision for loan losses
                                                             6,257,959             5,819,381

Non-interest income:
 Loan servicing fees                                            77,798               138,422
 Gain on sales of loans, net                                    20,278                98,271
 Other                                                         140,310                96,900
                                                   -------------------   -------------------

Total non-interest income                                      238,386               333,593

Non-interest expense:
 Compensation and benefits                                   2,499,832             1,727,259
 Occupancy and equipment                                       555,999               465,301
 Advertising and promotion                                     220,223               133,871
 Data processing                                               231,907               216,797
 Deposit insurance premium                                      48,654                94,835
 Other                                                         819,523               797,816
                                                   -------------------   -------------------
Total non-interest expense                                   4,376,138             3,435,879
                                                   -------------------   -------------------
Income before income taxes                                   2,120,207             2,717,095
Provision for income taxes                                     789,318             1,011,841
                                                   -------------------   -------------------
Net income                                                 $ 1,330,889           $ 1,705,254
                                                   ===================   ===================

Basic and diluted earnings per share                       $      0.72           $      0.83
Basic weighted average shares outstanding                    1,838,692             2,066,326
Diluted weighted average shares outstanding                  1,847,085             2,066,326

See accompanying notes.

                       Innes Street Financial Corporation

                Consolidated Statements of Shareholders' Equity

                                                                                                                      Unearned
                                                                                                   Deferred         Compensation
                                               Shares of          Paid in        Retained        Compensation        Relating to
                                              Common Stock        Capital        Earnings           Plans             the ESOP
                                            ---------------------------------------------------------------------------------------
Balance at September 30, 1998                                                    $15,856,214
Net income                                                                         1,705,254
Change in unrealized appreciation on
 securities available for sale, net of
 taxes of ($53,307)

Comprehensive income
Dividends paid ($.15 per share)                                                     (309,959)
Net proceeds from Initial Public Offering         2,248,250     $21,598,347                                            $(1,798,600)
Shares purchased and held in rabbi trusts                                                          $ 1,238,118
Deferred compensation obligation                                                                    (1,238,118)
Commitment of ESOP shares (8,993 shares)                             25,321                                                 89,930
Repurchase of common stock                         (112,412)     (1,517,562)
                                            ---------------     -----------      -----------       -----------         -----------

Balance at September 30, 1999                     2,135,838      20,106,106       17,251,509                 -          (1,708,670)
Net income                                                                         1,330,889
Change in unrealized appreciation on
 securities available for sale, net of
 taxes of ($2,854)

Comprehensive income
Dividends paid ($0.20 per share)                                                    (373,833)
Return of Capital ($4.00 per share)                              (7,489,984)                                              (657,088)
Shares purchased and held in rabbi trusts                                                              231,656
Deferred compensation obligation                                                                      (231,656)
Commitment of ESOP shares (17,514 shares)
                                                                     33,723                                                177,419
Repurchase of common stock                         (251,443)     (3,295,977)
Issuance of MRP stock                                89,930       1,169,090
Prorata vesting of MRP stock
                                            ---------------     -----------      -----------       -----------         -----------
Balance at September 30, 2000                     1,974,325     $10,522,958      $18,208,565       $         -         $(2,188,339)
                                            ===============     ===========      ===========       ===========         ===========


                                                        Unearned           Accumulated
                                                      Compensation            Other               Total
                                                    Relating to the       Comprehensive       Shareholders'
                                                          MRP                 Income              Equity
                                                ------------------------------------------------------------
Balance at September 30, 1998                                                 $116,162           $15,972,376
Net income                                                                                         1,705,254
Change in unrealized appreciation on
 securities available for sale, net of
 taxes of ($53,307)                                                            (83,325)              (83,325)
                                                                                                 -----------
Comprehensive income                                                                               1,621,929
Dividends paid ($.15 per share)                                                                     (309,959)
Net proceeds from Initial Public Offering                                                          19,799,747
Shares purchased and held in rabbi trusts                                                          1,238,118
Deferred compensation obligation                                                                  (1,238,118)
Commitment of ESOP shares (8,993 shares)                                                             115,251
Repurchase of common stock                                                                        (1,517,562)
                                                         ------------         --------           -----------

Balance at September 30, 1999                                      -            32,837            35,681,782
Net income                                                                                         1,330,889
Change in unrealized appreciation on
 securities available for sale, net of
 taxes of ($2,854)                                                               4,766                 4,766
                                                                                                 -----------
Comprehensive income                                                                               1,335,655
Dividends paid ($0.20 per share)                                                                    (373,833)
Return of Capital ($4.00 per share)                                                               (8,147,072)
Shares purchased and held in rabbi trusts                                                            231,656
Deferred compensation obligation                                                                    (231,656)
Commitment of ESOP shares (17,514 shares)

Repurchase of common stock                                                                        (3,295,977)
Issuance of MRP stock                                    $(1,169,090)
Prorata vesting of MRP stock                                 389,751                                 389,751
                                                         -----------          --------           -----------
Balance at September 30, 2000                              $(779,339)         $ 37,603           $25,801,448
                                                         ===========          ========           ===========

See accompanying notes.

                       Innes Street Financial Corporation

                     Consolidated Statements of Cash Flows

                                                                  Year ended September 30
                                                                  2000                  1999
                                                        -----------------    ------------------
Operating activities
Net income                                                   $  1,330,889          $  1,705,254
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                                    286,950               203,923
  Amortization of discount on investments                          (1,677)               (1,771)
  Amortization of deferred loan fees                             (139,984)               47,005
  Commitment of ESOP shares                                       211,142               115,251
  Prorata vesting of MRP stock                                    389,751
  Deferred income taxes                                           (83,966)             (128,934)
  Gain on sales of loans, net                                     (20,278)              (98,271)
  Loss on sale of investments                                      24,066
  Other, net                                                     (115,255)              984,700
                                                        -----------------    ------------------

Net cash provided by operating activities                       1,881,638             2,827,157

Investing activities
Proceeds from maturity of federal funds sold-term                                     2,000,000
Purchases of investments available-for-sale                                         (11,989,500)
Proceeds from sale of available-for-sale securities            11,975,125
Principal repayment of mortgage-backed securities               1,019,152             3,908,310
Net increase in loans                                         (20,621,834)          (10,190,843)
Purchases of loans                                               (855,846)           (6,572,367)
Proceeds from sales of loans                                    2,449,319             8,188,286
Purchase of FHLB stock                                            (21,000)
Proceeds from redemption of FHLB stock                                                  218,200
Proceeds from sales of foreclosed real estate                     147,803               110,516
Purchases of premises and equipment                              (489,555)           (1,198,005)
Proceeds from sales of premises and equipment                         133
                                                        -----------------    ------------------

Net cash used in investing activities                          (6,396,703)          (15,525,403)

Financing activities
Net increase (decrease) in deposit accounts                     5,596,904              (738,705)
Proceeds from borrowings                                       20,600,000
Repayment of borrowings                                        (7,000,000)          (10,000,000)
Net increase (decrease) in mortgage escrow funds                   19,012            (1,028,309)
Net proceeds from issuance of common stock                                           19,799,747
Repurchase of common stock                                     (3,295,977)           (1,517,562)
Dividends paid                                                 (8,520,905)             (309,959)
                                                        -----------------    ------------------
Net cash provided by financing activities                       7,399,034             6,205,212
                                                        -----------------    ------------------

Net increase (decrease) in cash and cash equivalents            2,883,969            (6,493,034)
Cash and cash equivalents at beginning of year                  6,789,346            13,282,380
Cash and cash equivalents at end of year                     $  9,673,315          $  6,789,346
                                                        =================    ==================

Supplemental disclosure of cash flow data:
 Cash paid during the year for:
  Interest                                                   $  8,651,145          $  8,222,055
  Taxes                                                      $  1,005,289          $  1,189,524
   Transfers from loans to foreclosed real estate            $    107,450          $    214,356

See accompanying notes.

                       Innes Street Financial Corporation

                   Notes to Consolidated Financial Statements

                               September 30, 2000


1. Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Innes Street Financial Corporation and its wholly owned subsidiary, Citizens Bank, FSB (together "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Business

Innes Street Financial Corporation was incorporated on July 6, 1998 to serve as the holding company for Citizens Bank, FSB (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). Innes Street Financial Corporation completed the Conversion on December 28, 1998 through the sale and issuance of 2,248,250 shares of common stock. The Bank offers full service banking to those within Salisbury, North Carolina and the surrounding communities. The Office of Thrift Supervision is the Company's primary regulator.

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

Loans Receivable

The Company primarily grants mortgage loans to its customers. A substantial portion of the loan portfolio is represented by mortgage loans in Salisbury and the surrounding communities. The loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Company generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions of this area.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Management considers the Company's loan portfolio to be homogeneous in nature; accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Foreclosed Real Estate

Foreclosed real estate acquired in settlement of loans is carried at the lower of cost or the fair value less estimated costs to sell. Costs relating to the development and improvement of property are capitalized to the extent of the property's net realizable value, whereas those relating to holding the property are charged to expense. Real estate owned is included in Other Assets on the consolidated balance sheets.

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

Stock Compensation Plan

The Company applies Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (i.e., by intrinsic value). Stock options issued under the Company's plan have no intrinsic value, and therefore under Opinion No. 25, no compensation cost is recognized. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FASB 123), encourages, but does not require, adoption of a fair value method of accounting for employee stock-based compensation plans. The Company follows the pro forma disclosure provisions of FASB 123.

Earnings Per Share

For purposes of calculating earnings per share for the year ended September 30, 1999, the shares issued on December 28, 1998 have been assumed to be outstanding as of October 1, 1998.

Segment Reporting

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The Company adopted this statement effective December 28, 1998, as the requirement is applicable only to publicly held corporations. Management has determined that as of September 30, 2000, it operates in only one segment, Consumer Banking. Accordingly, the financial results of the Company consist only of this one segment.

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

In June 1999, the FASB issues Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement deferred the effective date of Statement 133 to become effective for all fiscal quarters of all years beginning after June 15, 2000. As such, the Company will adopt FAS 133 on October 1, 2000.

In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133. Statement 138 amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities that caused implementation difficulties for numerous entities. Certain FASB decisions based on the recommendations of the FASB's Derivatives Implementation Group also have been incorporated into the amendment.

Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (FASB 140) that replaces FASB Statement No. 125. FASB 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures regarding these activities. The statement is effective for transfers and servicing of financial assets or extinguishments of liabilities that occur after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is in the process of assessing the impact and plans to adopt the standard in accordance with the effective dates. Adoption is not expected to result in a material financial impact.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment securities are as follows:

                                                                           September 30, 2000
                                         -------------------------------------------------------------------------------------
                                                                       Gross                 Gross
                                               Amortized            Unrealized            Unrealized               Fair
                                                 Cost                  Gains                Losses                 Value
                                         -------------------   -------------------   -------------------   -------------------
Securities Available-for Sale
Mortgage-backed securities                        $3,038,118               $61,262     $               -            $3,099,380
                                         -------------------   -------------------   -------------------   -------------------
Total securities available-for-sale               $3,038,118               $61,262     $               -            $3,099,380
                                         ===================   ===================   ===================   ===================

Securities Held-to-Maturity
Mortgage-backed securities                        $  630,476               $ 4,868     $               -            $  635,344
                                         -------------------   -------------------   -------------------   -------------------
Total securities held-to-maturity                 $  630,476               $ 4,868     $               -            $  635,344
                                         ===================   ===================   ===================   ===================


                                                                            September 30, 1999
                                         --------------------------------------------------------------------------------------
                                                                       Gross                 Gross
                                               Amortized            Unrealized             Unrealized               Fair
                                                 Cost                  Gains                 Losses                 Value
                                         -------------------   -------------------   -------------------    -------------------
Securities Available-for Sale
FHLB bonds and notes                             $11,995,180               $     -     $         (38,523)           $11,956,657
Mortgage-backed securities                         3,974,865                92,165                     -              4,067,030
                                         -------------------   -------------------   -------------------    -------------------
Total securities available-for-sale              $15,970,045               $92,165     $         (38,523)           $16,023,687
                                         ===================   ===================   ===================    ===================

Securities Held-to-Maturity
Mortgage-backed securities                       $   715,216               $12,339     $               -            $   727,555
                                         -------------------   -------------------   -------------------    -------------------
Total securities held-to-maturity                $   715,216               $12,339     $               -            $   727,555
                                         ===================   ===================   ===================    ===================

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2000 follows:


                                               Available-for-Sale
                                       Amortized Cost          Fair
                                                               Value
                                    --------------------------------------

Within 1 year                                 $       -          $       -
Over 1 year through 5 years                      47,058             46,469
After 5 years through 10 years                   75,235             77,743
Over 10 years                                 2,915,825          2,975,168
                                             $3,038,118         $3,099,380
                                    ======================================

                                                Held-to-Maturity
                                       Amortized Cost          Fair
                                                               Value
                                    --------------------------------------

Within 1 year                                 $       -          $       -
Over 1 year through 5 years                     239,450            239,482
After 5 years through 10 years                        -                  -
Over 10 years                                   391,026            395,862
                                               $630,476           $635,344
                                    ======================================


Mortgage-backed securities are not due at a single maturity date. Hence, there is no contractual maturity for mortgage-backed securities as of September 30, 2000. All mortgage-backed securities are backed by FNMA, GNMA, or FHLMC.

Securities carried at $1,813,309 and $1,769,854 at September 30, 2000 and 1999, respectively, were designated as security for deposits and public funds.

3. Loans Receivable, Net

Loans receivable, net consisted of the following:


                                              September 30
                                    ------------------------------
                                              2000            1999
                                    --------------   -------------

1-4 family                            $136,287,936    $134,822,329
Home equity                             25,947,411      20,704,877
Construction and development            16,619,778      13,211,376
Nonresidential                           6,402,796       2,386,697
Multi-family                             6,125,331       3,652,435
                                    --------------   -------------
Mortgage loans                         191,383,252     174,777,714
Other loans                              1,633,229         239,493
                                    --------------   -------------
                                       193,016,481     175,017,207
Less:
 Allowance for loan losses               1,223,627       1,223,627
 Loans in process                        4,740,693       5,713,721
 Deferred fees, net                        137,107         205,625
                                    --------------   -------------
                                         6,101,427       7,142,973
                                    --------------   -------------
                                      $186,915,054    $167,874,234
                                    ==============   =============


Mortgage loans at September 30, 2000 and 1999, are net of participations and whole loans serviced for others, in the amounts of $40,302,397 and $48,386,833, respectively. Custodial escrow balances maintained in connection with loans serviced for others were $239,285 and $292,513, at September 30, 2000 and 1999, respectively.

Changes in the allowance for loan losses are summarized as follows:


                                             Year ended September 30
                                      ------------------------------------
                                                  2000                1999
                                      ----------------    ----------------
Balance at beginning of year                $1,223,627          $1,223,627
Provision for loan losses                            -                   -
Charge-offs                                          -                   -
Recoveries                                           -                   -
Balance at end of year                      $1,223,627          $1,223,627
                                      ================    ================

4. Deposit Accounts


                                     September 30
                                     2000            1999
                            -------------   -------------

Demand                       $    988,796    $  1,086,097
NOW                             5,913,759       6,572,501
Money market                    3,480,141       2,014,150
Passbook savings               27,588,677      36,125,534
Certificates of deposit       128,435,328     115,011,515
                            -------------   -------------
Total deposits               $166,406,701    $160,809,797
                            =============   =============


Demand deposits are non-interest bearing. All other deposit types bear interest.

The aggregate amount of certificates of deposit with a minimum denomination in excess of $100,000 was $20,348,983 and $15,407,874 at September 30, 2000 and
1999, respectively.  Deposits that exceed $100,000 are not federally insured.

At September 30, 2000, scheduled maturities of certificates of deposit are as follows:


Year ending September 30:
 2001                              $111,450,820
 2002                                14,619,070
 2003                                 2,163,359
 2004                                    44,026
 2005                                   158,053
 Thereafter                                   -
                            -------------------
                                   $128,435,328
                            ===================


Interest expense on deposits is summarized as follows:

                                      Year ended September 30
                              -------------------------------------
                                           2000                1999
                              -----------------   -----------------

NOW                                  $   62,197          $   61,182
Money market                             63,234              58,251
Passbook savings                      1,458,629           1,519,230
Certificates of deposit               6,683,682           6,097,764
                                     $8,267,742          $7,736,427
                              =================   =================


The Company had on deposit amounts from certain directors and executive officers of $1,007,035 and $933,070 as of September 30, 2000 and 1999, respectively.

5. Borrowings

At September 30, 2000, the Company had outstanding borrowings of $10,000,000 with the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with FHLB, advances are secured by stock in the FHLB and qualifying first mortgage loans. The carrying value of qualifying first mortgage loans was $141,034,772 as of September 30, 2000. Interest rates on FHLB advances are fixed, and the weighted average interest rate was 6.98% at September 30, 2000.

The Company had available credit with the FHLB of $40,637,400 and $39,356,000 as of September 30, 2000 and 1999, respectively.

The Company also had $3,600,000 outstanding in borrowings from The Bankers Bank at September 30, 2000. The debt is collateralized by 1,000 shares (100%) of Citizens Bank stock owned by the Company. It will mature on June 15, 2001. The interest rate is prime less 50 basis points; at September 30, 2000, this was 9.00%.

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

The Company implemented a 401(k) retirement plan effective July 1, 1998. All eligible employees may elect to contribute a percentage of their compensation to the plan each year, subject to certain maximums imposed by federal law. The Company will match 50% of each participant's contribution, up to 3% of participant's compensation. The Company will also make a contribution on behalf of the participants equal to 3% of their compensation. Participants are fully vested in the amounts they contribute to the plan. Participants will be fully vested in employer matching contributions after one year of service. Contribution expense related to this plan was $77,457 and $76,987 for the years ended September 30, 2000 and 1999, respectively.

On December 28, 1998, the Company established an employee stock ownership plan
(ESOP) for the benefit of all eligible employees based upon years of service with the Company. In conjunction with the establishment of the ESOP, an off-balance sheet ESOP trust was established and funded by the Company, by way of a loan to the trust, in order to purchase 179,860 shares of the Company's stock. The trust expects to pay down the loan over the fifteen-year term principally from discretionary contributions and dividends on allocated shares. An equal amount of unallocated ESOP stock was recorded as a reduction of shareholders' equity. As the ESOP trust pays down the loan, shares are allocated to participants, on the basis of relative compensation in the year of allocation, reducing the unallocated shares amount recorded in shareholders' equity. The expense associated with the ESOP, in the form of discretionary contributions and dividends on unallocated shares, was $211,771 and $142,231 for the years ended September 30, 2000 and 1999, respectively. Unallocated shares are not included in weighted average outstanding shares for purposes of computing earnings per share. As of September 30, 2000 and 1999, there were 176,808 and 176,832 weighted average uncommitted shares related to the ESOP plan.

The Company maintains non-qualified deferred compensation plans for key employees and directors: a diversified and a non-diversified plan. The eligible employees may defer a portion of their compensation and the directors may defer a portion of their directors' fees. The deferred assets are maintained in rabbi trusts, which are included in Other Assets of the Company. The deferred compensation amounts directed to the diversified plans are included in Other Liabilities in the consolidated balance sheets. The assets are accounted for at market value in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, with the resulting gains or losses in value recorded as an adjustment to the fair value of the deferred compensation obligation. The assets of the non-diversified rabbi trusts consist only of Company stock; therefore the value of the stock, at cost, and the corresponding deferred compensation have been recorded in shareholders' equity.

The fair value of the assets in the rabbi trusts established for the diversified plans and the deferred compensation obligation associated with the diversified plans was $972,800 and $231,269 at September 30, 2000 and 1999, respectively.

On February 2, 2000, the Company granted 89,930 shares of stock for use in a Management Recognition Plan (MRP). These shares were granted to key employees and directors. Twenty percent of these shares vested immediately and were charged to compensation expense. The remaining fair market value of the shares not vested was recorded as a reduction to shareholder's equity. This non-vested portion will vest over a 48-month period. Each month the Company records compensation expense and reduces the unearned compensation MRP.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows.

                                                                      September 30
                                                                      2000          1999
                                                                ----------   -----------
Deferred tax assets:
 Deferred compensation                                          $  653,357    $  525,935
 Allowance for loan losses                                         396,367       361,049
 ESOP expense                                                       10,662        45,343
 Depreciation                                                       10,660        32,611
 Loans to facilitate sales of foreclosed real estate                28,989        30,167
 Other                                                              19,861        11,253
                                                                ----------   -----------
Total deferred tax assets                                        1,119,896     1,006,358

Deferred tax liabilities:
 Deferred fees                                                     303,014       260,609
 FHLB stock dividends                                              172,798       173,536
 Mortgage loan servicing rights                                     32,089        44,754
 Net unrealized appreciation on securities available-for-sale       23,659        20,805
 Other                                                                 852           281
                                                                ----------   -----------
Total deferred tax liabilities                                     532,412       499,985
                                                                ----------   -----------
Net deferred tax asset                                          $  587,484    $  506,373
                                                                ==========   ===========

The following is a summary of provision for income taxes:


                              Year ended September 30
                          ----------------------------
                                  2000            1999
                          ------------   -------------
Current:
 Federal                      $731,560      $  999,925
 State                         141,721         140,850
                          ------------   -------------
Total current                  873,281       1,140,775

Deferred:
 Federal                       (71,737)       (107,073)
 State                         (12,226)        (21,861)
                          ------------   -------------
Total deferred                 (83,963)       (128,934)
                          ------------   -------------
                              $789,318      $1,011,841
                          ============   =============


The Company's effective tax rate differs from that computed at the statutory federal income tax rate, as follows:

                                                             Year ended September 30
                                                        ------------------------------
                                                                  2000            1999
                                                        --------------   -------------
Tax at statutory rate                                         $720,870      $  923,812
State income tax, net of federal income tax benefit             81,278          80,778
Other                                                          (12,830)          7,251
                                                        --------------      ----------
                                                              $789,318      $1,011,841
                                                        ==============      ==========

Statutory federal tax rate                                        34%             34%
                                                            ========        ========

Effective tax rate                                                37%             37%
                                                            ========        ========

Savings and loan associations which met certain definitional tests and operating requirements prescribed by the Internal Revenue Code were allowed a special bad debt deduction, extended expiration dates for net operating loss carryforwards and other special tax provisions.

The special bad debt deduction was based on either specified experience formulas or a specified percentage of taxable income before such deduction. The deduction was subject to certain limitations based on the aggregate loans, savings account balances and retained earnings at year end. Gains and losses on sales of repossessed property and provisions for losses on loans and real estate foreclosed were generally adjustments to the tax bad debt reserve and not included in the computation of taxable income before this deduction. Effective October 1, 1996 this deduction was no longer allowed. In addition, a portion of the tax bad debt reserve is required to be recaptured over six years. The Bank recaptured $94,488 and $93,548 into income for income tax purposes for the years ended September 30, 2000 and 1999, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted assets (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2000, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Tier 1 and total capital ratios as set forth in the table. The amounts and ratios as of September 30, 2000 and 1999 were set forth under the criteria established by the OTS. There are no conditions or events since that notification that management believes have changed the institution's category.


                             (Dollars in thousands)

                                                                                                          To Be Well Capitalized
                                                                           Minimum For Capital            Under Prompt Corrective
                                                Actual                      Adequacy Purposes                Action Provisions
                                    ---------------------------      -----------------------------     ---------------------------
                                         Ratio        Amount              Ratio         Amount              Ratio        Amount
                                    ---------------------------      -----------------------------     ---------------------------
As of September 30, 2000:

Equity and ratio to total assets        11.57%      $ 24,283

Unrealized appreciation of
 securities available for sale                           (38)
                                                  -----------

Tier 1 (Core) and ratio to adjusted
 total assets                           11.56%      $ 24,245               4.00%        $ 8,390              5.00%      $10,488
                                                  ===========                       ============                      ==========

Tier 1 (Core) and ratio to
 risk-weighted assets                   18.82%      $ 24,245               4.00%        $ 5,154              6.00%      $ 7,731
                                                                                    ============                      ==========

Allowance for loan losses                              1,224
                                                 -----------

Total Risk-Based Capital and ratio
 to risk-weighted assets                19.77%      $ 25,469               8.00%        $10,307             10.00%      $12,884
                                                 ===========                        ===========                       ==========

Total assets                                        $209,816
                                                 ===========

Adjusted total assets                               $209,755
                                                 ===========

Risk-weighted assets                                $128,843
                                                 ===========

                             (Dollars in thousands)

                                                                                                         To Be Well Capitalized
                                                                          Minimum For Capital            Under Prompt Corrective
                                                Actual                     Adequacy Purposes                Action Provisions
                                    ---------------------------      ----------------------------     ---------------------------
                                         Ratio        Amount              Ratio         Amount             Ratio        Amount
                                    ---------------------------      ----------------------------     ---------------------------
As of September 30, 1999:

Equity and ratio to total assets        14.01%      $ 26,956

Unrealized appreciation of
 securities available for sale                           (49)
                                                   ----------

Tier 1 (Core) and ratio to adjusted
 total assets                           13.99%      $ 26,907               4.00%        $7,694              5.00%      $ 9,618
                                                    ==========                         =========                       =========

Tier 1 (Core) and ratio to
 risk-weighted assets                   24.32%      $ 26,907               4.00%        $4,426              6.00%      $ 6,639
                                                                                       =========                       =========

Allowance for loan losses                              1,224
                                                   ----------

Total Risk-Based Capital and ratio
 to risk-weighted assets                25.42%      $ 28,131               8.00%        $8,852             10.00%      $11,065
                                                    ==========                         =========                       =========

Total assets                                        $192,436
                                                   ==========

Adjusted total assets                               $192,355
                                                   ==========

Risk-weighted assets                                $110,647
                                                   ==========


The OTS places certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

9. Other Non-interest Expense

Other non-interest expense amounts are summarized as follows:


                                       Year ended September 30
                                     ----------------------------
                                              2000           1999
                                     -------------   ------------

Printing, postage and supplies            $165,381       $156,113
Professional and legal fees                282,718        245,115
Insurance premiums                          37,681         35,131
Telephone                                   52,881         60,142
Other                                      280,862        301,315
                                          $819,523       $797,816
                                     =============   ============


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

Financial instruments (primarily equity lines), where the contract amount represents the Company's credit risk included unused lines of credit of $20,242,938 and $17,499,579 at September 30, 2000 and 1999, respectively.

These loan commitments are subject to the same credit policies and reviews as loans on the balance sheets. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements.

Outstanding commitments on mortgage loans not yet closed amounted to $2,828,225 and $3,374,375 at September 30, 2000 and 1999, respectively. Approximately 23% and 47% of these commitments were at fixed interest rates as of September 30, 2000 and 1999, respectively. The fixed rates ranged from 7.625% to 10.00% and 6.597% to 9.00% at September 30, 2000 and 1999, respectively. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within a six-month period.

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

     Borrowings
     ----------

     The fair value of advances from the Federal Home Loan Bank and the Banker's Bank are estimated using discounted cash flow analysis based upon rates currently available to the Company on similar instruments.

     Off-Balance Sheet Instruments
     -----------------------------

     Fair values of the Company's commitments to extend credit and stand-by letters of credit are nominal since they have short maturities, and the committed rates approximate current rates offered for commitments with similar rate and maturity characteristics.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the balance sheets approximate fair value. These items include cash and due from banks, accrued interest receivable and the financial instruments included in other assets and liabilities. The estimated fair values of the Company's remaining on-balance sheet financial instruments are summarized as follows:


                                                       September 30, 2000
                                             -----------------------------------
                                                  Carrying          Estimated
                                                   Value            Fair Value
                                             ------------------   --------------

Financial assets:
 Investment securities available-for-sale      $  3,099,380       $  3,099,380
 Investment securities held-to-maturity             630,476            635,344
 Loans receivable                               186,915,054        187,560,000
 Federal Home Loan Bank stock                     1,627,600          1,627,600

Financial liabilities:
 Deposit accounts                               166,406,701        164,409,000
 Borrowings                                      13,600,000         13,603,000

                                                       September 30, 1999
                                              ----------------------------------
                                                 Carrying             Estimated
                                                   Value             Fair Value
                                              ----------------   ---------------

Financial assets:
 Investment securities available-for-sale     $ 16,023,687          $ 16,023,687
 Investment securities held-to-maturity            715,216               727,555
 Loans receivable                              167,874,234           165,405,414
 Federal Home Loan Bank stock                    1,606,600             1,606,600

Financial liabilities:
 Deposit accounts                             $160,809,797          $157,735,000


Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

12. Stock Incentive Plan

On February 1, 2000, the Company began an active stock option plan (the "Plan"). The Company's Plan provides for the granting of options or awards for the purchase or issuance of 224,825 shares at 100% of the fair market value of the stock at the date of the grant. This amount was based on 10% of the number of shares issued during the Conversion. The Company can also, at its discretion, purchase shares on the open market for issuance in the Plan. The shares granted in the Plan vest after a period of four years, but not to exceed 10 years from the original grant date. At September 30, 2000, the Company had 152,881 shares granted at a weighted average price of $9.28. No shares had vested; therefore no shares have been exercised, forfeited, or expired.

The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of FAS 123.


                                        2000
                                 --------------

Net income:
 As reported                         $1,330,889
 Pro forma                           $1,283,329

Basic earnings per share:
 As reported                         $     0.72
 Pro forma                           $     0.70


The weighted average fair value of options at their grant date during 2000 was $3.06. The fair value was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rate of 6.30%; volatility factor of the expected market price of the stock of 19.8%; and an expected life of the options before exercise of 4.00 years. The dividend yield was assumed to be 2.00%.

13.  Condensed Financial Statements of Parent Company

The following condensed financial information pertains only to Innes Street Financial Corporation. The parent company commenced operations December 28, 1998.

Condensed Balance Sheets

                                                      September 30
                                            -------------------------------
                                                      2000             1999
                                            --------------   --------------
Assets
Cash and cash equivalents                      $   763,900      $ 1,502,728
Investment securities available-for-sale                 -        6,970,717
Investment in subsidiary                        29,311,736       28,194,721
Other                                            1,920,308        1,953,906
                                            --------------   --------------
Total assets                                   $31,995,944      $38,622,072
                                            ==============   ==============


Liabilities and equity
Accrued liabilities                                 92,546          160,202
Borrowings                                       3,600,000                -
Other                                            2,501,950        2,780,088
Shareholders' equity                            25,801,448       35,681,782
                                            --------------   --------------
Total liabilities and equity                   $31,995,944      $38,622,072
                                            ==============   ==============

Condensed Statements of Income

                                                                                                 Period from
                                                                             Year Ended          December 28,
                                                                           September 30,           1998, to
                                                                               2000           September 30, 1999
                                                                       ------------------   --------------------
Income:
 Dividends from subsidiary                                                    $  315,423             $  337,238
 Investments                                                                     158,451                208,352
 Other                                                                           280,149                249,056
                                                                       -----------------   --------------------

Total income                                                                     754,023                794,646

Operating expenses                                                               274,046                103,017
                                                                       -----------------   --------------------


Income before income taxes and equity in
  undistributed net income of subsidiary                                         479,977                691,629
Provision for income taxes                                                        46,281                137,450
                                                                       -----------------   --------------------


Equity in undistributed net income of
 subsidiary                                                                      897,193              1,151,075
                                                                       -----------------   --------------------


Net income                                                                    $1,330,889             $1,705,254
                                                                       =================   ====================

Condensed Statements of Cash Flows

                                                                                                      Period from
                                                                                                   December 28, 1998
                                                                              Year Ended           to September 30,
                                                                          September 30, 2000             1999
                                                                         --------------------   ---------------------
Operating activities
Net income                                                                       $ 1,330,889            $  1,705,254
Adjustments to reconcile net income to net
 cash  provided by (used in) operating activities:
   Equity in undistributed net income of subsidiary                                 (897,193)             (1,151,075)
   Commitment of ESOP shares                                                         211,142                 115,251
   Prorata vesting of MRP stock                                                      389,751                       -
   Decrease (increase) in other assets                                                35,407              (1,946,475)
   (Decrease) increase in accrued liabilities                                        (67,656)                160,202
   (Decrease) increase in other liabilities                                         (278,138)                981,487
   Loss on sale of investments                                                        24,066                       -
   Other, net                                                                         18,210                       -
                                                                        --------------------    --------------------

Net cash provided by (used in) operating activities                                  766,478                (135,356)
                                                                        --------------------    --------------------

Investing activities
Purchase of Bank common stock                                                              -              (9,899,874)
Purchases of investment securities                                                         -              (6,994,750)
Sale of investment securities                                                      6,943,232                       -
                                                                        --------------------    --------------------

Net cash provided by (used in) investing activities                                6,943,232             (16,894,624)
                                                                        --------------------    --------------------

Financing activities
Net proceeds from issuance of common stock                                                 -              21,598,347
Proceeds from borrowings                                                           3,600,000                       -
Return of capital dividend                                                        (8,147,072)                      -
Repurchase of common stock                                                        (3,295,977)             (1,517,562)
Purchase of common stock held by rabbi trust                                        (231,656)             (1,238,118)
Dividends paid                                                                      (373,833)               (309,959)
                                                                        --------------------    --------------------
Net cash (used in) provided by financing activities                               (8,448,538)             18,532,708
                                                                        --------------------    --------------------


Net (decrease) increase in cash and cash equivalents                                (738,828)              1,502,728
Cash and cash equivalents at beginning of period                                   1,502,728                       -
                                                                        --------------------    --------------------
Cash and cash equivalents at end of period                                       $   763,900            $  1,502,728
                                                                        ====================    ====================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not Applicable

                                    Part III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The information required by this Item regarding directors and executive officers of the Company and the Bank is set forth under the sections captioned "Proposal 1 - Election of Directors" on pages 5 through 6 of the Proxy Statement and "-Executive Officers" on page 9 of the Proxy Statement, which sections are incorporated herein by reference.

         The information required by this Item regarding compliance with Section 16 (a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16 (a) Beneficial Ownership Reporting Compliance" set forth on page 5 of the Proxy Statement, which is incorporated herein by reference.

Item 10.  Executive Compensation

         The information required by this Item is set forth under the sections captioned "Proposal 1 -Election of Directors-Director Compensation" on page 8 and "-Executive Compensation" on pages 10 through 12 of the Proxy Statement, which sections are incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 through 5 of the Proxy Statement.

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

     10(a) Employment agreement between Citizen Bank, FSB and Ronald E. Bostian, incorporated herein by reference to Exhibit 10(a) to the Form 10-KSB dated December 20, 1999.

     10(b) Innes Street Financial Corporation Stock Option Plan, incorporated herein by reference to Exhibit 10(c) to the Form 10-KSB dated December 20, 1999.

     10(c) Citizens Bank, FSB Management Recognition Plan and Trust, incorporated herein by reference to Exhibit 10(d) to the Form 10-KSB dated December 20, 1999.

     10(d) Severance Agreement, incorporated herein by reference to Exhibit 10(e) to the Registration Statement on Form S-1, Registration No. 333-63363, dated September 14, 1998, as amended by Pre-Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated November 12, 1998.

     10(e) Amended and Restated Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-1, Registration No. 333-63363, dated September 14, 1998, as amended by Pre-Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated
             November 12, 1998.

     10(f) Amended and Restated Directors Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(g) to the Registration Statement on Form S-1, Registration No. 333-63363, dated September 14, 1998, as amended by Pre-Effective Amendment No. 1, dated November 2, 1998, Pre-Effective Amendment No. 2, dated November 10, 1998 and Pre-Effective Amendment No. 3, dated
             November 12, 1998.

     10(g) Second Directors' Deferred Compensation Plan of Citizens Bank, FSB, incorporated by reference to Exhibit 10(i) to the Form 10-QSB dated May 13, 1999.

     10(h) Second Nonqualified Deferred Compensation Plan for Key Employees of Citizens Bank, FSB, incorporated by reference to Exhibit 10(ii) to the Form 10-QSB dated May 13, 1999.

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

                              INNES STREET FINANCIAL CORPORATION


Date:                         By:  /s/Ronald E. Bostian
                                 --------------------------------------
                                  Ronald E. Bostian
                                  President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                       Title                      Date
---------                                       -----                      ----
/s/ Ronald E. Bostian              President,Chief Executive          December 29, 2000
-------------------------------    Officer and Chairman of the Board
Ronald E. Bostian


/s/ Dianne E. Hawkins              Treasurer and Controller           December 29, 2000
-------------------------------
Dianne E. Hawkins

/s/ Malcolm B. Blankenship, Jr.    Director                           December 29, 2000
-------------------------------
Malcolm B. Blankenship, Jr.

/s/ James W. Duke                  Director                           December 29 2000
-------------------------------
James W. Duke.

/s/ Harold C. Earnhardt            Vice Chairman                      December 29, 2000
-------------------------------
Harold C. Earnhardt

/s/ K.V. Epting, Jr.               Director                           December 29, 2000
-------------------------------
K.V. Epting, Jr.

/s/ Gordon P. Hurley               Director                           December 29, 2000
-------------------------------
Gordon P. Hurley

/s/ Bobby A. Lomax                 Director                           December 29, 2000
-------------------------------
Bobby A. Lomax