Form 10QSB
period 2000-12-31
INNES STREET FINANCIAL CORP
filed 2001-02-13
CIK 1063257

                    U. S. Securities and Exchange Commission
                             Washington, DC  20549

                                  Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended: December 31, 2000
                                     -----------------


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



   As of January 31, 2001, there were 1,974,325 shares of the Registrant's common stock outstanding.

               Innes Street Financial Corporation and Subsidiary

                               Table of Contents

                                                                            Page
                                                                            ----
Part I.   Financial Information                                                3
------    ---------------------

Item 1.   Financial Statements
          Consolidated Balance Sheets at December 31, 2000 (unaudited)
          and September 30, 2000                                               4

          Consolidated Statements of Income for the Three Months
          Ended December 31, 2000 and 1999 (unaudited)                         5

          Consolidated Statements of Shareholders' Equity for the Three
          Months Ended December 31, 2000 and 1999 (unaudited)                  6

          Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 2000 and 1999 (unaudited)                         7

          Notes to Unaudited Consolidated Financial Statements                 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9


Part II.  Other Information                                                   12
--------  -----------------

Item 1.  Legal Proceedings                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13

         Signature Page                                                       14

               Innes Street Financial Corporation and Subsidiary

                         Part I.  Financial Information

Item 1.  Financial Statements
---- --  --------- ----------

               Innes Street Financial Corporation and Subsidiary
                          Consolidated Balance Sheets





                                                                               December 31,        September 30,
                                                                                  2000                 2000
                                                                               ------------        -------------
                                                                                (unaudited)
Assets

Cash and due from banks                                                        $  4,560,410         $  2,987,315
Federal funds sold-overnight                                                      3,865,000            6,686,000
                                                                               ------------         ------------
Cash and cash equivalents                                                         8,425,410            9,673,315
                                                                               ------------         ------------

Mortgage-backed securities available-for-sale                                     3,060,246            3,099,380
Mortgage-backed securities held-to-maturity (fair value of $624,805 and
  $635,344 at December 31, 2000 and September 30, 2000, respectively)               610,746              630,476
Loans receivable, net                                                           188,983,267          186,915,054
Premises and equipment, net                                                       2,317,127            2,375,478
Other                                                                             5,349,075            5,354,619
                                                                               ------------         ------------
Total assets                                                                   $208,745,871         $208,048,322
                                                                               ============         ============
Liabilities and shareholders' equity

Deposit accounts                                                               $165,116,371         $166,406,701
Borrowings                                                                       15,000,000           13,600,000
Other                                                                             2,466,972            2,240,173
                                                                               ------------        -------------
Total liabilities                                                               182,583,343          182,246,874
                                                                               ------------        -------------
Preferred stock, no par value:
  Authorized - 5,000,000 shares; none issued and outstanding                             -                    -

Common stock, no par value:
  Authorized - 20,000,000 shares; issued and outstanding: 1,974,325
  shares at December 31, 2000 and September 30, 2000                                     -                    -
Paid in capital                                                                  10,533,013           10,522,958
Retained earnings (substantially restricted)                                     18,403,895           18,208,565
Unallocated ESOP stock                                                           (2,096,749)          (2,188,339)
Unearned compensation MRP                                                          (720,889)            (779,339)
Accumulated other comprehensive income                                               43,258               37,603
                                                                               ------------         ------------
Total shareholders' equity                                                       26,162,528           25,801,448
                                                                               ------------         ------------
Total liabilities and shareholders' equity                                     $208,745,871         $208,048,322
                                                                               ============         ============

               Innes Street Financial Corporation and Subsidiary
                       Consolidated Statements of Income
                                  (Unaudited)


                                                                                                        Three Months Ended
                                                                                                -----------------------------------
                                                                                                            December 31,
                                                                                                -----------------------------------
                                                                                                   2000                     1999
                                                                                                ----------               ----------
Interest and fee income:
Loans receivable                                                                                $3,782,050               $3,227,715
Investments                                                                                              -                  154,423
Mortgage-backed securities                                                                          70,507                   75,742
Other interest-earning assets                                                                      180,934                  106,213
                                                                                                ----------               ----------
Total interest income                                                                            4,033,491                3,564,093
                                                                                                ----------               ----------

Interest expense:
Deposits                                                                                         2,347,541                1,919,527
Borrowings                                                                                         229,809                   29,513
                                                                                                ----------               ----------
Total interest expense                                                                           2,577,350                1,949,040
                                                                                                ----------               ----------
Net interest income                                                                              1,456,141                1,615,053
Provision for loan losses                                                                                -                        -
                                                                                                ----------               ----------
Net interest income after provision for loan losses                                              1,456,141                1,615,053
                                                                                                ----------               ----------

Non-interest income:
Loan servicing fees                                                                                 16,571                   24,099
Gain on sales of loans, net                                                                         10,245                    8,544
Other                                                                                               37,963                   46,284
                                                                                                ----------               ----------
Total non-interest income                                                                           64,779                   78,927
                                                                                                ----------               ----------
Non-interest expense:
Compensation and benefits                                                                          610,849                  515,278
Occupancy and equipment                                                                            140,048                  130,341
Advertising and promotion                                                                           30,768                   35,523
Data processing                                                                                     56,684                   56,507
Deposit insurance premium                                                                            8,214                   23,724
Other                                                                                              214,388                  218,165
                                                                                                ----------               ----------
Total non-interest expense                                                                       1,060,951                  979,538
                                                                                                ----------               ----------
Income before income taxes                                                                         459,969                  714,442
Provision for income taxes                                                                         177,102                  270,237
                                                                                                ----------               ----------
Net income                                                                                      $  282,867               $  444,205
                                                                                                ==========               ==========
Net income per common share:
Basic (Note 2)                                                                                  $     0.17               $     0.23
Diluted (Note 2)                                                                                $     0.16               $     0.23

Average shares outstanding:
Basic (Note 2)                                                                                   1,691,471                1,966,042
Diluted (Note 2)                                                                                 1,725,874                1,966,042




                                         Innes Street Financial Corporation and Subsidiary
                                          Consolidated Statements of Shareholders' Equity
                                       For the Three Months Ended December 31, 2000 and 1999
                                                            (Unaudited)

                                                                            Unearned                       Accumulated
                     Shares of                            Deferred        Compensation      Unearned         Other
                      Common     Paid in     Retained    Compensation     Relating to     Compensation   Comprehensive    Total
                      Stock      Capital     Earnings       Plans           the ESOP          MRP            Income       Equity
                    ---------  -----------  -----------  ------------     ------------    ------------   -------------  -----------
Balance at
 September 30,
 1999               2,135,838  $20,106,106  $17,251,509   $     -        $(1,708,670)     $       -         $32,837     $35,681,782

Net income                                      444,205                                                                     444,205

Change in
 unrealized
 appreciation on
 securities
 available-for-
 sale, net of
 taxes of ($2,918)                                                                                           (4,605)         (4,605)
                                                                                                                        -----------
Comprehensive
 income                                                                                                                     439,600

Dividends paid
($0.05 per share)                               (97,800)                                                                    (97,800)

Shares purchased
 and held in rabbi
 trusts                                                     6,149                                                             6,149

Deferred
 compensation
 obligation                                                (6,149)                                                           (6,149)

Commencement of
 ESOP shares
 (6,595 shares)                      8,907                                    65,948                                         74,855
                    ---------  -----------  -----------   -------        -----------      ---------         -------     -----------
Balance at
 December 31,
 1999               2,135,838  $20,115,013  $17,597,914   $     -        $(1,642,722)     $       -         $28,232     $36,098,437
                    =========  ===========  ===========   =======        ===========      =========         =======     ===========
Balance at
 September 30,
 2000               1,974,325  $10,522,958  $18,208,565   $     -        $(2,188,339)     $(779,339)        $37,603     $25,801,448

Net income                                      282,867                                                                     282,867

Change in
 unrealized
 appreciation
 on securities
 available-for-
 sale, net of
 taxes $3,557                                                                                                 5,655           5,655
                                                                                                                        -----------
Comprehensive
 income                                                                                                                     288,522

Dividends paid
 ($0.05 a share)                                (87,537)                                                                    (87,537)

Shares purchased
 and held in
 rabbi trusts                                               7,048                                                             7,048

Deferred
 compensation
 obligation                                                (7,048)                                                           (7,048)

Commencement of
 ESOP shares
 (7,980 shares)                     10,055                                    91,590                                        101,645

Prorata vesting of
 MRP stock                                                                                   58,450                          58,450
                    ---------  -----------  -----------   -------        -----------      ---------         -------     -----------
Balance at
 December 31,
 2000               1,974,325  $10,533,013  $18,403,895   $     -        $(2,096,749)     $(720,889)        $43,258     $26,162,528
                    =========  ===========  ===========   =======        ===========      =========         =======     ===========


               Innes Street Financial Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)




                                                                                                    Three months ended December 31,
                                                                                                    -------------------------------
                                                                                                        2000               1999
                                                                                                    ------------       ------------
Operating activities
Net income                                                                                          $   282,867        $   444,205
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation                                                                                            75,386             68,202
 Amortization of premium (discount) on investments                                                          983             (1,524)
 Amortization of deferred loan fees                                                                     (36,789)             9,999
 Commitment of ESOP shares                                                                              101,645             74,855
 Prorata vesting of MRP stock                                                                            58,450                  -
 Deferred income taxes                                                                                   (6,693)           (18,427)
 Gain on sales of loans, net                                                                            (10,245)            (8,544)
 Other, net                                                                                             208,404            104,101
                                                                                                    -----------         ----------
Net cash provided by operating activities                                                               673,978            672,867

Investment activities
 Principal repayment of mortgage-backed securities                                                       67,123            435,319
 Net increase in loans                                                                               (2,189,375)        (4,087,725)
 Purchases of loans                                                                                    (426,114)                 -
 Proceeds from sales of loans                                                                           594,310          1,119,683
 Purchases of premises and equipment                                                                    (17,035)          (389,533)
 Proceeds from sales of foreclosed real estate                                                          116,310                  -
                                                                                                    -----------        -----------
Net cash used in investing activities                                                                (1,854,781)        (2,922,256)

Financing activities
 Net decrease in deposit accounts                                                                    (1,290,330)        (3,974,314)
 Proceeds from borrowings                                                                            11,000,000          7,000,000
 Repayment of borrowings                                                                             (9,600,000)                 -
 Net decrease in mortgage escrow funds                                                                  (89,235)          (143,390)
 Dividends paid                                                                                         (87,537)           (97,800)
                                                                                                    -----------        -----------
Net cash (used in) provided by financing activities                                                     (67,102)         2,784,496

Net (decrease) increase in cash and cash equivalents                                                 (1,247,905)           535,107
Cash and cash equivalents at beginning of period                                                      9,673,315          6,789,346
                                                                                                    -----------        -----------
Cash and cash equivalents at end of period                                                          $ 8,425,410        $ 7,324,453
                                                                                                    ===========        ===========


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

The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2000.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted Earnings Per Share ("EPS") for the periods indicated.

                                                                                             Three Months Ended
                                                                                                December 31,
                                                                                   -------------------------------------
                                                                                      2000                       1999
                                                                                   ----------                 ----------
BASIC
Net Income                                                                         $  282,867                 $  444,205

Weighted average shares outstanding                                                 1,902,386                  2,135,838
Less weighted average unallocated ESOP shares                                        (210,915)                  (169,796)
                                                                                   ----------                 ----------
Total weighted average shares outstanding                                           1,691,471                  1,966,042
                                                                                   ==========                 ==========

Basic earnings per share                                                           $     0.17                 $     0.23

DILUTED
Net Income                                                                         $  282,867                 $  444,205

Weighted average shares outstanding                                                 1,902,386                  2,135,838
Less weighted average unallocated ESOP shares                                        (210,915)                  (169,796)
                                                                                   ----------                 ----------
Total weighted average shares outstanding                                           1,691,471                  1,966,042
Dilutive common stock options at market price                                          34,403                         --
                                                                                   ----------                 ----------
Average dilutive shares outstanding                                                 1,725,874                  1,966,042
                                                                                   ==========                 ==========

Diluted earnings per share                                                         $     0.16                 $     0.23

3.  New Accounting Standards

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Comparison of Financial Condition at December 31, 2000 and September 30, 2000

Total assets were $208.7 million at December 31, 2000 and $208.0 million at September 30, 2000, an increase of $0.7 million or 0.34%.

Loans receivable, increased from $187.0 million at September 30, 2000 to $189.0 million at December 31, 2000, an increase of $2.0 million, or 1.1%. This increase was primarily due to an increase in loan production.

Deposit accounts decreased from $166.4 million at September 30, 2000 to $165.1 million at December 31, 2000, a decrease of $1.31 million. This decrease was due primarily to a decrease in certificates of deposits, offset by an increase in money market accounts.

Advances from the Federal Home Loan Bank ("FHLB") increased $1.4 million from September 30, 2000. This increase in debt, along with a decline in cash, was used to finance an increase in loan production.

Retained earnings increased by the net income earned during the three months ended December 31, 2000 of $0.3 million. During the three months ended December 31, 2000 the Company paid dividends totaling $0.05 a share to stockholders. This dividend resulted in a $0.1 million decrease in retained earnings.

Unallocated Employee Stock Ownership Plan ("ESOP") stock decreased by $91,590. This decrease was a result of the ESOP trust using dividends that it had received in the calendar year 2000 to make an additional loan repayment of $38,788, which resulted in a release of an additional 2,927 shares to be allocated to eligible employees. Also 5,053 shares were allocated to eligible employees as part of the normal repayment of the ESOP loan, which resulted in a decline of $52,802. Unallocated ESOP stock decreases every month due to the Bank's recording of the shares earned for that month that will be allocated in the future to eligible employees.

Unearned compensation Management Recognition Plan ("MRP") decreased by $58,450. Each month the Company records compensation and benefits expense and reduces the unearned compensation MRP by $19,483. This entry will continue until the remaining MRP stock is fully vested on February 1, 2004.


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


Comparison of Operating Results for the Three Months ended December 31, 2000 and 1999

Net Income. Net income for the three months ended December 31, 2000 was $282,867 compared to $444,205 for the three months ended December 31, 1999, a decrease of 36.3%. This decrease was primarily a result of a decrease in net interest income coupled with an increase in non-interest expense.

Net Interest Income. Net interest income decreased from $1,615,053 for the three months ended December 31, 1999 to $1,456,141 for the three months ended December 31, 2000. An increase in interest expense on deposits and borrowings accounted for $628,310 of the decrease in net interest income. This was offset by a $469,398 increase in interest income. The increase in interest income is attributable to a $8.5 million increase in average earning assets from the quarter ended December 31, 1999. The Company's average borrowings outstanding and deposits increased from $161.0 million during the quarter ended December 31, 1999 to $179.7 million during the quarter ended December 31, 2000, an increase
of $18.7 million or 11.6%.   This increase in average costing liabilities was
due to the Company's payment of a $4.00 per share distribution to shareholders in June, 2000 as well as the share repurchase program during calendar year 2000 and the growth of interest earning assets.

Provision for Loan Losses. No provision for loan losses was made in either the three months ended December 31, 2000 or the three months ended December 31, 1999. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of December 31, 2000 and 1999. Accordingly, no provision for loan losses was recorded during the three months ended December 31, 2000 and 1999.

Non-interest income. Non-interest income decreased from $78,927 for the three month period ended December 31, 1999 to $64,779 for the three month period ended December 31, 2000. The Company experienced a decrease in loan servicing fees due to a decrease in loans serviced for others.

Non-interest expense. Non-interest expense increased from $979,538 during the three month period ended December 31, 1999 to $1,060,951 for the three month period ended December 31, 2000. An increase in compensation and benefits during the three month period ended December 31, 2000 accounts for the majority of this increase. The increase in compensation and benefits was a result of increases in ESOP expense, MRP expense, and medical and dental insurance expense. ESOP expense increased $26,790 due to an increase in the number of shares released. Because the MRP was not implemented until February 1, 2000, there was no MRP expense recorded during the quarter ended December 31, 1999 as opposed to $58,450 charged during the quarter ended December 31, 2000.

Provision for Income Taxes. The provision for income taxes decreased from $270,237 for the three month period ended December 31, 1999 to $177,102 for the three month period ended December 31, 2000 as a result of lower pre-tax income.

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

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended December 31, 2000 was

6.57%, which exceeded the applicable requirements. Given its excess liquidity and its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

As of December 31, 2000, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 2000, under applicable regulations, the Bank's actual tangible, core and risk-based capital ratios were 11.63%, 11.63% and 19.41%, respectively, compared to requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

               Innes Street Financial Corporation and Subsidiary

                          Part II.  Other Information

               Innes Street Financial Corporation and Subsidiary

Item 1.   Legal Proceedings
---- --   -----------------

From time to time the Company is a party to various legal proceedings incident to its business. At December 31, 2000, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.


Item 6.  Exhibits and Reports on Form 8-K
---- --  --------------------------------

         (a) None.
         (b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

               Innes Street Financial Corporation and Subsidiary

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                         Innes Street Financial Corporation
                                         ----------------------------------
                                                (Registrant)


     February 13, 2001                   /s/ Ronald E. Bostian
     -----------------                   ------------------------------------
         (Date)                              Ronald E. Bostian
                                             President and CEO
                                             (Duly Authorized Representative)





     February 13, 2001                   /s/ Dianne E. Hawkins
     -----------------                   ------------------------------------
         (Date)                              Dianne E. Hawkins
                                             Treasurer and Controller
                                             (Principal Financial Officer)