Form 10QSB
period 2001-03-31
INNES STREET FINANCIAL CORP
filed 2001-05-15
CIK 1063257

                    U.S. Securities and Exchange Commission
                             Washington, DC 20549

                                  Form 10-QSB

  (Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934



        For the quarterly period ended: March 31, 2001
                                        --------------


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   [X]   No  [_]

     As of April 30, 2001, there were 1,974,325 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [x]

               Innes Street Financial Corporation and Subsidiary

                               Table of Contents


                                                                                            Page
                                                                                            ----

Part I.     Financial Information                                                             3
-------     ---------------------

Item 1.     Financial Statements
            Consolidated Balance Sheets at March 31, 2001 (unaudited)
            and September 30, 2000                                                            4

            Consolidated Statements of Income for the Six and Three Months
            Ended March 31, 2001 and 2000 (unaudited)                                         5

            Consolidated Statements of Shareholders' Equity for the Six
            Months Ended March 31, 2001 and 2000 (unaudited)                                  6

            Consolidated Statements of Cash Flows for the Six Months
            Ended March 31, 2001 and 2000 (unaudited)                                         7

            Notes to Unaudited Consolidated Financial Statements                              8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                              10

Part II.    Other Information                                                                13
--------    -----------------

Item 1.     Legal Proceedings                                                                14

Item 4.     Submission of Matters to a Vote of Security Holders                              15

Item 6.     Exhibits and Reports on Form 8-K                                                 15

            Signature Page                                                                   16

               Innes Street Financial Corporation and Subsidiary

                        Part I.  Financial Information

Item 1.   Financial Statements
-------   --------------------


               Innes Street Financial Corporation and Subsidiary
                          Consolidated Balance Sheets

                                                                                            March 31, 2001      September 30, 2000
                                                                                         --------------------- --------------------
                                                                                             (unaudited)
Assets

Cash and due from banks                                                                  $          7,928,677  $          2,987,315
Federal funds sold-overnight                                                                        4,579,000             6,686,000
                                                                                         --------------------- --------------------
Cash and cash equivalents                                                                          12,507,677             9,673,315
                                                                                         --------------------- --------------------

Mortgage-backed securities available-for-sale                                                       2,910,514             3,099,380
Mortgage-backed securities held-to-maturity (fair value of $561,839 and
  $635,344 at March 31, 2001 and September 30, 2000, respectively)                                    542,760               630,476
Loans receivable, net                                                                             188,503,109           186,915,054
Premises and equipment, net                                                                         2,263,631             2,375,478
Other                                                                                               5,513,421             5,354,619
                                                                                         --------------------- --------------------
Total assets                                                                                      212,241,112  $        208.048,322
                                                                                         ===================== ====================

Liabilities and shareholders' equity

Deposit accounts                                                                         $        168,629,064  $        166,406,701
Borrowings                                                                                         15,000,000            13,600,000
Other                                                                                               2,158,092             2,240,173
                                                                                         --------------------- --------------------
Total liabilities                                                                                 185,787,156           182,246,874
                                                                                         --------------------- --------------------

Preferred stock, no par value:
  Authorized - 5,000,000 shares; none issued and outstanding                                                -                     -

Common stock, no par value:
  Authorized  -  20,000,000 shares;  issued and outstanding: 1,974,325
  shares at March 31, 2001 and September 30, 2000                                                           -                     -
Paid in capital                                                                                    10,541,028            10,522,958
Retained earnings (substantially restricted)                                                       18,591,384            18,208,565
Unallocated ESOP stock                                                                             (2,056,258)           (2,188,339)
Unearned compensation MRP                                                                            (662,438)             (779,339)
Accumulated other comprehensive income                                                                 40,240                37,603
                                                                                         --------------------- --------------------
Total shareholders' equity                                                                         26,453,956            25,801,448
                                                                                         --------------------- --------------------
Total liabilities and shareholders' equity                                               $        212,241,112         $ 208,048,322
                                                                                         ===================== ====================

See accompanying notes.

              Innes Street Financial Corporation and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                  Six Months Ended                    Three Months Ended
                                                           -------------------------------      -------------------------------
                                                                      March 31,                            March 31,
                                                           -------------------------------      -------------------------------
                                                                2001              2000               2001              2000
                                                           --------------     ------------      --------------     ------------
Interest and fee income:
Loans receivable                                           $    7,535,761     $  6,520,948      $    3,753,711     $  3,293,233
Investments                                                             -          238,317                   -           83,894
Mortgage-backed securities                                        139,269          150,844              68,762           75,102
Other interest-earning assets                                     333,574          290,216             152,640          184,003
                                                           --------------     ------------      --------------     ------------
Total interest income                                           8,008,604        7,200,325           3,975,113        3,636,232
                                                           --------------     ------------      --------------     ------------

Interest expense:
Deposits                                                        4,610,757        3,903,299           2,263,216        1,983,772
Borrowings                                                        471,781           94,052             241,972           64,539
                                                           --------------     ------------      --------------     ------------
Total interest expense                                          5,082,538        3,997,351           2,505,188        2,048,311
                                                           --------------     ------------      --------------     ------------
Net interest income                                             2,926,066        3,202,974           1,469,925        1,587,921
Provision for loan losses                                               -                -                   -                -
                                                           --------------     ------------      --------------     ------------
Net interest income after provision for loan losses             2,926,066        3,202,974           1,469,925        1,587,921
                                                           --------------     ------------      --------------     ------------

Non-interest income:
Loan servicing fees                                                32,412           42,314              15,841           18,215
Gain on sales of loans, net                                        23,606           15,241              13,361            6,697
Other                                                             (15,181)          86,855             (53,144)          40,571
                                                           --------------     ------------      --------------     ------------
Total non-interest income                                          40,837          144,410             (23,942)          65,483
                                                           --------------     ------------      --------------     ------------

Non-interest expense:
Compensation and benefits                                       1,071,666        1,301,622             460,817          786,344
Occupancy and equipment                                           283,494          266,920             143,446          136,579
Advertising and promotion                                          54,467           76,169              23,699           40,646
Data processing                                                   115,001          109,969              58,317           53,462
Deposit insurance premium                                          16,308           32,181               8,094            8,457
Other                                                             506,194          405,526             291,806          187,361
                                                           --------------     ------------      --------------     ------------
Total non-interest expense                                      2,047,130        2,192,387             986,179        1,212,849
                                                           --------------     ------------      --------------     ------------
Income before income taxes                                        919,773        1,154,997             459,804          440,555
Provision for income taxes                                        360,936          421,295             183,834          151,058
                                                           --------------     ------------      --------------     ------------
Net income                                                 $      558,837     $    733,702      $      275,970        $ 289,497
                                                           ==============     ============      ==============     ============

Net income per common share:
Basic (Note 2)                                             $         0.33     $       0.38      $         0.16           $ 0.15
Diluted (Note 2)                                           $         0.32     $       0.38      $         0.16           $ 0.15

Average shares outstanding:
Basic (Note 2)                                                  1,701,044        1,926,848           1,710,830        1,887,224
Diluted (Note 2)                                                1,734,644        1,927,607           1,743,609        1,888,742

     See accompanying notes.

               Innes Street Financial Corporation and Subsidiary
                Consolidated Statements of Shareholders' Equity
               For the Six Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                                                                      Unearned
                                              Shares of                                               Deferred       Compenstion
                                               Common             Paid in           Retained        Compensation     Relating to
                                                Stock             Capital           Earnings           Plans          the ESOP
                                            -------------      -------------     --------------     ------------     -----------
Balance at September 30, 1999                   2,135,838       $ 20,106,106       $ 17,251,509                -     $ (1,708,670)

Net income                                                                              733,702

Change in unrealized appreciation
on securities available-for-sale,
net of taxes of $302


Comprehensive income*

Dividends paid ($0.10 per share)                                                       (192,674)

Shares purchased and held in
rabbi trusts                                                                                             217,680

Deferred compensation obligation                                                                        (217,680)

Commitment of ESOP shares                                             18,395                                               95,283
(9,528 shares)

Repurchase of common stock                       (189,000)        (2,585,688)

Issuamce of MRP stock                              89,930          1,169,090

Prorata vesting of MRP stock
                                              -----------     -------------        ------------    -------------       ----------
Balance at March 31, 2000                       2,036,768      $ 18,707,903        $ 17,792,537    $           -     $ (1,613,387)
                                              ===========     =============        ============    =============       ==========


Balance at September 30, 2000                   1,974,325      $ 10,522,958        $ 18,208,565    $           -     $  2,188,339

Net income                                                                              558,837

Change in unrealized appreciation on
securities available-for-sale, net of
taxes of $1,659


Comprehensive income*

Dividends paid ($0.10 a share)                                                         (176,018)

Shares purchased and held in rabbi
trusts                                                                                                   248,878

Deferred compensation obligation                                                                        (248,878)

Commitment of ESOP shares                                            18,070                                               132,081
(11,917 shares)

Prorata vesting of MRP stock
                                              -----------      ------------        ------------    -------------     -----------
Balance at March 31, 2001                       1,974,325      $ 10,541,028        $ 18,591,384    $           -     $(2,056,258)
                                              ===========      ============        ============    =============     ===========

                                                                   Accumulated
                                                    Unearned          Other
                                                  Compensation     Comprehensive         Total
                                                      MRP             Income            Equity
                                                  ------------     --------------   ---------------
Balance at September 30, 1999                     $         -        $    32,837        $ 35,681,782

Net income                                                                                   733,702

Change in unrealized appreciation
on securities available-for-sale,
net of taxes of $302                                                         704                 704
                                                                                        ------------

Comprehensive income*                                                                        734,406

Dividends paid ($0.10 per share)                                                            (192,674)

Shares purchased and held in
rabbi trusts                                                                                 217,680

Deferred compensation obligation                                                            (217,680)

Commitment of ESOP shares                                                                    113,678
(9,268 shares)

Repurchase of common stock                                                                (2,585,688)

Issuamce of MRP stock                              (1,169,090)                                     -

Prorata vesting of MRP stock                          272,851                                272,851
                                                  ------------         ---------        ------------
Balance at March 31, 2000                          $ (896,239)       $    33,541        $ 34,024,355
                                                  ============         =========        ============

Balance at September 30, 2000                      $ (779,339)       $    37,603        $ 25,801,448

Net income                                                                                   558,837

Change in unrealized appreciation on
securities available-for-sale, net of
taxes of $1,659                                                            2,637               2,637
                                                                                          ----------

Comprehensive income*                                                                        561,474

Dividends paid ($0.10 a share)                                                              (176,018)

Shares purchased and held in rabbi trusts                                                    248,878

Deferred compensation obligation                                                            (248,878)

Commitment of ESOP shares                                                                    150,151
(11,917 shares)

Prorata vesting of MRP stock                          116,901                                116,901
                                                  -----------        -----------        ------------
Balance at March 31, 2001                         $   662,438        $    40,240        $ 26,453,956
                                                  ===========        ===========        ============

*Comprehensive income for the second quarter of 2001 and 2000 was $272,952 and 294,806, respectively.

               Innes Street Financial Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                 Six months ended March 31,
                                                                        -------------------------------------------
                                                                              2001                      2000
                                                                        -----------------        ------------------
Operating activities
Net income                                                              $         558,837        $          733,702
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                    153,423                   139,141
  Amortization of premium (discount) on investments                                   644                    (2,510)
  Amortization of deferred loan fees                                              (75,391)                   17,885
  Commitment of ESOP shares                                                       150,151                   113,678
  Prorata vesting of MRP stock                                                    116,901                   272,851
  Deferred income taxes                                                          (116,051)                  (76,976)
  Gain on sales of loans, net                                                     (23,606)                  (15,241)
  Loss on sale of investments                                                           -                     3,441
  Other, net                                                                     (390,960)                 (517,953)
                                                                        -----------------        ------------------
Net cash provided by operating activities                                         373,948                   668,018

Investment activities
  Proceeds from maturity and sale of investment securities                              -                 9,995,750
  Principal repayment of mortgage-backed securities                               280,234                   642,465
  Net increase in loans                                                        (2,497,285)               (8,941,118)
  Purchases of loans                                                             (426,114)                        -
  Proceeds from sales of loans                                                  1,434,341                 2,079,046
  Purchase of FHLB stock                                                          (87,800)                  (21,000)
  Purchases of premises and equipment                                             (41,576)                 (436,551)
  Proceeds from sales of foreclosed real estate                                   252,006                         -
  Proceeds from sales of premises and equipment                                         -                       133
                                                                        -----------------        ------------------
Net cash (used in) provided by investing activities                            (1,086,194)                3,318,725

Financing activities
  Net increase in deposit accounts                                              2,222,363                 3,207,757
  Proceeds from borrowings                                                     17,000,000                 7,000,000
  Repayment of borrowings                                                     (15,600,000)               (7,000,000)
  Net increase in mortgage escrow funds                                           100,263                    98,094
  Repurchase of common stock                                                            -                (2,585,688)
  Dividends paid                                                                 (176,018)                 (192,674)
                                                                        -----------------        ------------------
Net cash provided by financing activities                                       3,546,608                   527,489

Net increase in cash and cash equivalents                                       2,834,362                 4,514,232
Cash and cash equivalents at beginning of period                                9,673,315                 6,789,346
                                                                        -----------------        ------------------
Cash and cash equivalents at end of period                              $      12,507,677        $       11,303,578
                                                                        =================        ==================


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

On January 8, 2001 the Bank converted from a federally chartered stock savings bank to a North Carolina chartered stock savings bank. The Bank's name was changed from Citizens Bank, FSB to Citizens Bank, Inc. (the "Bank"). The Bank's primary regulators are now the state of North Carolina and the Federal Deposit Insurance Corporation (the "FDIC"). Also, on January 8, 2001 Innes Street Financial Corporation converted from a savings holding company to a bank holding company. Innes Street Financial Corporation is now subject to the rules and regulations of the Federal Reserve.

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

The results of operations for the six and three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending September 30, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2000.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted Earnings Per Share ("EPS") for the periods indicated.


                                                                        Six Months Ended               Three Months Ended
                                                                           March 31,                        March 31,
                                                                    --------------------------       ------------------------
                                                                       2001            2000              2001         2000
                                                                    ----------      ----------       ----------    ----------
BASIC
Net Income                                                          $  558,837      $  733,702       $  275,970    $  289,497

Weighted average shares outstanding                                  1,908,218       2,093,395        1,914,180     2,050,486
Less weighted average unallocated ESOP shares                         (207,174)       (166,547)        (203,350)            -
                                                                    ----------      ----------       ----------    ----------
Total weighted average shares outstanding                            1,701,044       1,926,848        1,710,830     1,887,224
                                                                    ==========      ==========       ==========    ==========

Basic earnings per share                                            $     0.33      $     0.38       $     0.16    $     0.15

DILUTED
Net Income                                                          $  558,837      $  733,702       $  275,970    $  289,497

Weighted average shares outstanding                                  1,908,218       2,093,395        1,914,180     2,050,486
Less weighted average unallocated ESOP shares                         (207,174)       (166,547)        (203,350)     (163,262)
                                                                    ----------      ----------       ----------    ----------
Total weighted average shares outstanding                            1,701,044       1,926,848        1,710,830     1,887,224
                                                                    ----------      ----------       ----------    ----------
Dilutive common stock awards at market price                                 -             656                -         1,312
Dilutive common stock options at market price                           33,600             759           32,779         1,518
                                                                    ----------      ----------       ----------    ----------
Average dilutive shares outstanding                                  1,734,644       1,927,607        1,743,609     1,888,742
                                                                    ==========      ==========       ==========    ==========

Diluted earnings per share                                          $     0.32      $     0.38       $     0.16    $     0.15

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

               Innes Street Financial Corporation and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2001 and September 30, 2000

Total assets were $212.2 million at March 31, 2001 and $208.0 million at September 30, 2000, an increase of $4.2 million or 2.0%.

Cash and cash equivalents increased from $9.7 million at September 30, 2000 to $12.5 million at March 31, 2001, an increase of 2.8 million or 28.9%. This increase was a result of a $2.2 million increase in deposits and a $1.4 million increase in Federal Home Loan Bank ("FHLB") advances, offset by an increase in loans.

Mortgage-backed securities available-for-sale and mortgage-backed securities held-to-maturity decreased from $3.7 million at September 30, 2000 to $3.5 million at March 31, 2001. This decrease was due to scheduled repayments.

Loans receivable, increased from $186.9 million at September 30, 2000 to $188.5 million at March 31, 2001, an increase of $1.6 million, or 0.9%. This increase was primarily due to an increase in loan production offset by the sale of loans. During the year, the Bank has increased its production of nonresidential, home equity, and multi-family loans in an effort to increase loan yield.

Deposit accounts increased from $166.4 million at September 30, 2000 to $168.6 million at March 31, 2001, an increase of 1.3%. This increase was mainly in premium money market accounts, which have increased as a result of an aggressive marketing campaign.

Retained earnings increased by the net income earned during the six months ended March 31, 2001 of $0.6 million. During the six months ended March 31, 2001 the Company paid dividends totaling $0.10 a share to stockholders. This dividend resulted in a $0.2 million decrease in retained earnings.

Unallocated ESOP stock decreased by $132,081. This decrease was a result of the ESOP trust using dividends that it had received in the calendar year 2000 to make an additional loan repayment of $38,788, which resulted in a release of an additional 2,927 shares to be allocated to eligible employees. Also 8,990 shares were allocated to eligible employees as part of the normal repayment of the ESOP loan, which resulted in a decline of $93,293. Unallocated ESOP stock decreases every month due to the Bank's recording of the shares earned for that month that will be allocated in the future to eligible employees.

Unearned compensation Management Recognition Plan ("MRP") decreased by $116,901. Each month the Company records compensation and benefits expense and reduces the unearned compensation MRP by $19,483. This entry will continue until the remaining MRP stock is fully vested on February 1, 2004.


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

Comparison of Operating Results for the Six Months ended March 31, 2001 and 2001

Net Income. Net income for the six months ended March 31, 2001 was $558,837 compared to $733,702 for the six months ended March 31, 2000, a decrease of 23.8%. This decrease was primarily a result of a decrease in net interest income.

Net Interest Income. Net interest income decreased from $3,202,974 for the six months ended March 31, 2000 to $2,926,066 for the six months ended March 31, 2001. This decrease is a result of an increase in interest expense of

$1.1 million offset by an $0.8 million increase in interest income. Interest income increased due to a $9.7 million increase in average interest-earning assets and an increase in yield on interest-earning assets. The Company's average borrowings outstanding and deposits increased from $163.2 million during the six months ended March 31, 2000 to $180.7 million during the six months ended March 31, 2001, an increase of $17.5 million or 10.7%. This increase in average-costing liabilities was due to the Company's payment of a $4.00 per share distribution to shareholders in June, 2000 as well as the share repurchase program during calendar year 2000 and the growth of interest-earning assets.

Provision for Loan Losses. No provision for loan losses was made in either the six months ended March 31, 2001 or the six months ended March 31, 2000. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of March 31, 2001 and 2000. Accordingly, no provision for loan losses was recorded during the six months ended March 31, 2001 and 2000.

Non-interest income. Non-interest income decreased from $144,410 for the six-month period ended March 31, 2000 to $40,837 for the six-month period ended March 31, 2001. The Company experienced a decrease in market value on trading accounts associated with its Rabbi Trusts during the quarter ended March 31, 2001.

Non-interest expense. Non-interest expense decreased from $2,192,387 during the six-month period ended March 31, 2000 to $2,047,130 for the six-month period ended March 31, 2001. A decrease in compensation and benefits offset by an increase in other non-interest expense during the six-month period ended March 31, 2001 account for the majority of this decrease. The decrease in compensation and benefits was a result of a decrease in the number of employees and a decrease in MRP expenses. The implementation of the MRP resulted in $272,851 expense during the six-month period ended March 31, 2000 as opposed to only $116,901 for the six-month period ended March 31, 2001. Other non-interest expense increased due to increases in charitable contributions, loan expenses, and direct mail campaigns.

Provision for Income Taxes. The provision for income taxes decreased from $421,295 for the six-month period ended March 31, 2000 to $360,936 for the six-month period ended March 31, 2001 as a result of lower pre-tax income.

Comparison of Operating Results for the Three Months ended March 31, 2001 and
2001

Net Income. Net income for the three months ended March 31, 2001 was $275,970 compared to $289,497 for the three months ended March 31, 2000, a decrease of 4.7%.

Net Interest Income. Net interest income decreased from $1,587,921 for the three months ended March 31, 2000 to $1,469,925 for the three months ended March 31, 2001. This decrease was a result of a $16.5 million increase in average interest-costing liabilities offset by only an $11.2 million increase in average interest-earning assets.

Provision for Loan Losses. No provision for loan losses was made in either the three months ended March 31, 2001 or the three months ended March 31, 2000. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses is adequate to cover probable credit losses that were incurred as of March 31, 2001 and 2000. Accordingly, no provision for loan losses was recorded during the three months ended March 31, 2001 and 2000.

Non-interest income. Non-interest income decreased from $65,483 for the three-month period ended March 31, 2000 to ($23,942) for the three-month period ended March 31, 2001. The Company experienced a decrease in market value on trading accounts associated with its Rabbi Trusts during the quarter ended March 31, 2001.

Non-interest expense. Non-interest expense decreased from $1,212,849 during the three-month period ended March 31, 2000 to $986,179 for the three-month period ended March 31, 2001. A decrease in compensation and benefits offset by an increase in other non-interest expense account for the majority of this decrease. The decrease in compensation and benefits was a result of a decrease in the number of employees and a decrease in MRP expenses. The implementation of the MRP resulted in a $272,851 expense during the quarter ended March 31, 2000 as opposed to only $58,450 for the quarter ended March 31, 2001. Other non-interest expense increased due to increases in charitable contributions, loan expenses, and direct mail campaigns.

Provision for Income Taxes. The provision for income taxes increased from $151,058 for the three-month period ended March 31, 2000 to $183,834 for the three-month period ended March 31, 2001 as a result of a higher effective tax rate.

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

The Bank is required by the state of North Carolina to maintain 10% of its assets in specified liquid assets. The Bank's liquidity ratio at March 31, 2001 was 6.3%, which did not meet the requirement. As part of its conversion to a state chartered savings bank, the Bank was given six months to meet the liquidity requirement. It is anticipated that the Bank will meet the requirement by quarter ended June 30, 2001. Given its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

As of March 31, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2001, under applicable regulations, the Bank's actual leverage and risk-based capital ratios were 11.6% and 19.3%, respectively, compared to requirements of 4.0% and 8.0%, respectively.

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

               Innes Street Financial Corporation and Subsidiary

                          Part II.  Other Information

               Innes Street Financial Corporation and Subsidiary

Item 1.   Legal Proceedings
---- --   -----------------

From time to time the Company is a party to various legal proceedings incident to its business. At March 31, 2001, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

On February 5, 2001, the Company held an annual meeting of shareholders for the following purposes:

1.   Election of seven directors for one-year terms;

2. Ratification of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 2001;

3. To act upon such other matters as may properly come before the meeting or any adjournment's thereof.

The results of the voting are set forth below:

1.   Election of Directors:

            Name                                   For                 Withheld
            ------------------------------        ---------            --------
            Ronald E. Bostian                     1,625,326              1,000
            Harold C. Earnhardt                   1,624,876              1,450
            Gordon P. Hurley                      1,625,326              1,000
            James W. Duke                         1,625,326              1,000
            Bobby A. Lomax                        1,624,876              1,450
            K. V. Epting, Jr.                     1,624,876              1,450
            Malcolm B. Blankenship, Jr.           1,624,876              1,450

2. Ratification of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 2001:



              For              Against      Abstain
          -----------         ---------    ---------
           1,625,326            1,000          0



3.   Other matters:
     No other matters came before the meeting.

  Item 6.  Exhibits and Reports on Form 8-K
  ---- --  --------------------------------

     a)   Exhibits

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

     b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

               Innes Street Financial Corporation and Subsidiary

                                  Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                  Innes Street Financial Corporation
                                  ----------------------------------
                                         (Registrant)


     May 15, 2001                      /s/ Ronald E. Bostian
-----------------------                --------------------------------
        (Date)                          Ronald E. Bostian
                                        President and CEO
                                        (Duly Authorized Rerpresentative)



    May 15, 2001                       /s/ Dianne E. Hawkins
--------------------                   ---------------------
        (Date)                          Dianne E. Hawkins
                                        Treasurer and Controller
                                        (Principal Financial Officer)