Form 10QSB
period 2001-06-30
INNES STREET FINANCIAL CORP
filed 2001-08-13
CIK 1063257

                   U. S. Securities and Exchange Commission
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended: June 30, 2001
                                         -------------


[]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT
           For the transition period from  __________  to ___________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



 As of July 31, 2001, there were 1,974,325 shares of the Registrant's common stock outstanding.



Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [x]

               Innes Street Financial Corporation and Subsidiary

                               Table of Contents

                                                                                         Page
                                                                                         ----
Part I.   Financial Information                                                          3
-------   ---------------------


Item 1.   Financial Statements
          Consolidated Balance Sheets at June 30, 2001 (unaudited)
          and September 30, 2000                                                         4

          Consolidated Statements of Income for the Nine and Three Months
          Ended June 30, 2001 and 2000 (unaudited)                                       5

          Consolidated Statements of Shareholders' Equity for the Nine
          Months Ended June 30, 2001 and 2000 (unaudited)                                6

          Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 2001 and 2000 (unaudited)                                       7

          Notes to Unaudited Consolidated Financial Statements                           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                            10


Part II.  Other Information                                                              13
--------  -----------------



Item 1.   Legal Proceedings                                                              14

Item 6.   Exhibits and Reports on Form 8-K                                               14

          Signature Page                                                                 16

               Innes Street Financial Corporation and Subsidiary

                         Part I. Financial Information

Item 1.   Financial Statements
-------   --------------------

               Innes Street Financial Corporation and Subsidiary
                          Consolidated Balance Sheets

                                                                                              June 30,      September 30,
                                                                                                2001             2000
                                                                                          ---------------- ---------------
                                                                                             (unaudited)
Assets

Cash and due from banks                                                                    $    6,976,509   $   2,987,315
Federal funds sold                                                                              6,006,000       6,686,000
                                                                                          ---------------- ---------------
Cash and cash equivalents                                                                      12,982,509       9,673,315
                                                                                          ---------------- ---------------

Mortgage-backed securities available-for-sale                                                   2,319,108       3,099,380
Mortgage-backed securities held-to-maturity (fair value of $486,867 and
  $635,344 at June 30, 2001 and September 30, 2000, respectively)                                 467,821         630,476
Loans receivable, net                                                                         191,396,451     186,915,054
Premises and equipment, net                                                                     2,191,989       2,375,478
Other                                                                                           5,865,363       5,354,619
                                                                                          ---------------- ---------------
Total assets                                                                               $  215,223,241   $ 208,048,322
                                                                                          ================ ===============

Liabilities and shareholders' equity

Deposit accounts                                                                           $  170,617,226   $ 166,406,701
Borrowings                                                                                     15,000,000      13,600,000
Other                                                                                           2,762,862       2,240,173
                                                                                          ---------------- ---------------
Total liabilities                                                                             188,380,088     182,246,874
                                                                                          ---------------- ---------------

Preferred stock, no par value:
  Authorized - 5,000,000 shares; none issued and outstanding                                            -               -

Common stock, no par value:
  Authorized  -  20,000,000 shares;  issued and outstanding: 1,974,325
  shares at June 30, 2001 and September 30, 2000                                                        -               -
Paid in capital                                                                                10,545,154      10,522,958
Retained earnings (substantially restricted)                                                   18,873,517      18,208,565
Unallocated ESOP stock                                                                         (2,015,768)     (2,188,339)
Unearned compensation MRP                                                                        (603,988)       (779,339)
Accumulated other comprehensive income                                                             44,238          37,603
                                                                                          ---------------- ---------------
Total shareholders' equity                                                                     26,843,153      25,801,448
                                                                                          ---------------- ---------------
Total liabilities and shareholders' equity                                                 $  215,223,241   $ 208,048,322
                                                                                          ================ ===============

See accompanying notes.

               Innes Street Financial Corporation and Subsidiary
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                    Nine Months Ended                     Three Months Ended
                                                            ----------------------------------     --------------------------------
                                                                          June 30,                               June 30,
                                                            ----------------------------------     --------------------------------
                                                                   2001              2000                2001              2000
                                                            -----------------   --------------     ----------------   -------------
Interest and fee income:
Loans receivable                                             $    11,238,349     $  9,984,635       $    3,702,588     $ 3,463,687
Investments                                                                -          260,414                    -          22,097
Mortgage-backed securities                                           192,213          224,340               52,944          73,496
Other interest-earning assets                                        493,530          493,418              159,956         203,202
                                                            -----------------   --------------     ----------------   -------------
Total interest income                                             11,924,092       10,962,807            3,915,488       3,762,482
                                                            -----------------   --------------     ----------------   -------------

Interest expense:
Deposits                                                           6,819,374        6,002,150            2,208,617       2,098,851
Borrowings                                                           678,530          136,701              206,749          42,649
                                                            -----------------   --------------     ----------------   -------------
Total interest expense                                             7,497,904        6,138,851            2,415,366       2,141,500
                                                            -----------------   --------------     ----------------   -------------
Net interest income                                                4,426,188        4,823,956            1,500,122       1,620,982
Provision for loan losses                                             26,383                -               26,383               -
                                                            -----------------   --------------     ----------------   -------------
Net interest income after provision for loan losses                4,399,805        4,823,956            1,473,739       1,620,982
                                                            -----------------   --------------     ----------------   -------------

Non-interest income:
Loan servicing fees                                                   49,561           61,725               17,149          19,411
Gain on sales of loans, net                                           64,072           19,057               40,466           3,816
Other                                                                 90,463           79,187              105,644          (7,668)
                                                            -----------------   --------------     ----------------   -------------
Total non-interest income                                            204,096          159,969              163,259          15,559
                                                            -----------------   --------------     ----------------   -------------

Non-interest expense:
Compensation and benefits                                          1,704,711        1,884,475              633,045         582,853
Occupancy and equipment                                              423,678          405,401              140,184         138,481
Advertising and promotion                                             98,434          158,113               43,967          81,944
Data processing                                                      175,742          160,651               60,741          50,682
Deposit insurance premium                                             24,089           40,266                7,781           8,085
Other                                                                683,205          608,255              177,011         202,729
                                                            -----------------   --------------     ----------------   -------------
Total non-interest expense                                         3,109,859        3,257,161            1,062,729       1,064,774
                                                            -----------------   --------------     ----------------   -------------
Income before income taxes                                         1,494,042        1,726,764              574,269         571,767
Provision for income taxes                                           564,591          639,827              203,655         218,532
                                                            -----------------   --------------     ----------------   -------------
Net income                                                   $       929,451     $  1,086,937       $      370,614     $   353,235
                                                            =================   ==============     ================   =============

Net income per common share:
Basic (Note 2)                                               $          0.54     $       0.58       $         0.22     $      0.20
Diluted (Note 2)                                             $          0.53     $       0.57       $         0.21     $      0.19

Average shares outstanding:
Basic (Note 2)                                                     1,707,684        1,886,318            1,720,963       1,804,812
Diluted (Note 2)                                                   1,738,085        1,892,460            1,744,965       1,817,528

See accompanying notes.

               Innes Street Financial Corporation and Subsidiary
                Consolidated Statements of Shareholders' Equity
               For the Nine Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                         Shares of                                          Deferred
                                                          Common         Paid in            Retained      Compensation
                                                          Stock          Capital            Earnings         Plans
                                                     --------------- ---------------    --------------  ---------------
Balance at September 30, 1999                           2,135,838      $ 20,106,106       $ 17,251,509    $          -

Net income                                                                                   1,086,937

Change in unrealized appreciation on securities available-for-sale, net of taxes of $4,621

Comprehensive income*

Dividends paid ($0.15 per share)                                                              (286,298)

Return of Capital ($4.0 a share)                                         (7,489,984)

Shares purchased and held in rabbi trusts                                                                      224,668

Deferred compensation obligation                                                                              (224,668)

Commitment of ESOP shares
(12,462 shares)                                                              29,042

Repurchase of common stock                               (189,000)       (2,585,688)

Issuance of MRP stock                                      89,930         1,169,090

Prorata vesting of MRP stock
                                                   ---------------    --------------    --------------  --------------
Balance at June 30, 2000                                 2,036,768     $  11,228,566      $ 18,052,148    $          -
                                                   ===============    ==============    ==============  ==============


Balance at September 30, 2000                            1,974,325     $  10,522,958      $ 18,208,565    $          -

Net income                                                                                     929,451

Change in unrealized appreciation on
securities available-for-sale, net of
taxes of $4,174

Comprehensive income*

Dividends paid ($0.15 a share)                                                                (264,499)

Shares pu ssssrchased and held in rabbi trusts                                                                      256,885

Deferred compensation obligation                                                                              (256,885)

Commitment of ESOP shares                                                     22,196
(15,853 shares)

Prorata vesting of MRP stock
                                                   ---------------    --------------    --------------  --------------
Balance at June 30, 2001                                 1,974,325      $ 10,545,154      $ 18,873,517    $          -
                                                   ===============    ==============    ==============  ==============

                                                       Unearned                           Accumulated
                                                     Compensation         Unearned           Other
                                                      Relating to       Compensation     Comprehensive      Total
                                                       the ESOP             MRP             Income          Equity
                                                    ---------------    ---------------  -------------- ---------------
Balance at September 30, 1999                        $  (1,708,670)     $          -      $     32,837    $ 35,681,782

Net income                                                                                                   1,086,937

Change in unrealized appreciation on securities
available-for-sale, net of taxes of $4,621                                                       7,573           7,573
                                                                                                          ------------

Comprehensive income*                                                                                        1,094,510

Dividends paid ($0.15 per share)                                                                              (286,298)

Return of Capital ($4.0 a share)                          (657,088)                                         (8,147,072)

Shares purchased and held in rabbi trusts                                                                      224,668

Deferred compensation obligation                                                                              (224,668)

Commitment of ESOP shares
(12,462 shares)                                            124,617                                             153,659

Repurchase of common stock                                                                                  (2,585,688)

Issuance of MRP stock                                                     (1,169,090)

Prorata vesting of MRP stock                                                 331,300                           331,300
                                                   ---------------    --------------    --------------  --------------
Balance at June 30, 2000                             $  (2,241,141)     $   (837,790)     $     40,410    $ 26,242,193
                                                   ===============    ==============    ==============  ==============


Balance at September 30, 2000                        $  (2,188,339)     $   (779,339)     $     37,603    $ 25,801,448

Net income                                                                                                     929,451

Change in unrealized appreciation on
securities available-for-sale, net of
taxes of $4,174                                                                                  6,635           6,635
                                                                                                        --------------

Comprehensive income*                                                                                          936,086

Dividends paid ($0.15 a share)                                                                                (264,499)

Shares purchased and held in rabbi trusts                                                                      256,885

Deferred compensation obligation                                                                              (256,885)

Commitment of ESOP shares
(15,853 shares)                                            172,571                                             194,767

Prorata vesting of MRP stock                                                 175,351                           175,351
                                                   ---------------    --------------    --------------  --------------
Balance at June 30, 2001                             $  (2,015,768)     $   (603,988)     $     44,238    $ 26,843,153
                                                   ===============    ==============    ==============  ==============

*Comprehensive income for the third quarter of 2001 and 2000 was $374,612 and 360,104, respectively.

               Innes Street Financial Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                            Nine months ended June 30,
                                                                                      -------------------------------------
                                                                                             2001               2000
                                                                                      -----------------    ----------------
Operating activities
Net income                                                                                $    929,451         $ 1,086,937
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                                 232,129             212,656
  Amortization of premium (discount) on investments                                              3,733              (1,840)
  Amortization of deferred loan fees                                                          (142,382)             28,125
  Commitment of ESOP shares                                                                    194,767             153,659
  Prorata vesting of MRP stock                                                                 175,351             331,300
  Deferred income taxes                                                                       (121,069)            (81,833)
  Gain on sales of loans, net                                                                  (64,072)            (19,057)
  Loss on sale of investments                                                                        -              24,066
  Other, net                                                                                  (301,069)            289,863
                                                                                      -----------------    ----------------
Net cash provided by operating activities                                                      906,839           2,023,876

Investment activities
  Proceeds from maturity and sale of investment securities                                           -          11,975,125
  Principal repayment of mortgage-backed securities                                            950,003             912,674
  Net increase in loans                                                                     (8,689,334)        (16,224,754)
  Purchases of loans                                                                          (481,114)                  -
  Proceeds from sales of loans                                                               4,895,505           2,279,133
  Purchase of FHLB stock                                                                       (87,800)            (21,000)
  Purchases of premises and equipment                                                          (48,640)           (454,210)
  Proceeds from sales of foreclosed real estate                                                252,006                   -
  Proceeds from sales of premises and equipment                                                      -                 133
                                                                                      -----------------    ----------------
Net cash used in investing activities                                                       (3,209,374)         (1,532,899)

Financing activities
  Net increase in deposit accounts                                                           4,210,525           2,829,364
  Proceeds from borrowings                                                                  30,000,000          16,600,000
  Repayment of borrowings                                                                  (28,600,000)         (7,000,000)
  Net increase in mortgage escrow funds                                                        265,703             332,752
  Repurchase of common stock                                                                         -          (2,585,688)
  Dividends paid                                                                              (264,499)         (8,433,370)
                                                                                      -----------------    ----------------
Net cash provided by financing activities                                                    5,611,729           1,743,058

Net increase in cash and cash equivalents                                                    3,309,194           2,234,035
Cash and cash equivalents at beginning of period                                             9,673,315           6,789,346
                                                                                      -----------------    ----------------
Cash and cash equivalents at end of period                                                $ 12,982,509         $ 9,023,381
                                                                                      =================    ================

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

On January 8, 2001 the Bank converted from a federally chartered stock savings bank to a North Carolina chartered stock savings bank. The Bank's name was changed from Citizens Bank, FSB to Citizens Bank, Inc. (the "Bank"). The Bank's primary regulators are now the Commissioner of Banks, North Carolina Department of Commerce ("Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). Also, on January 8, 2001 Innes Street Financial Corporation converted from a savings holding company to a bank holding company. Innes Street Financial Corporation is now subject to the rules and regulations of the Federal Reserve.

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

The results of operations for the nine and three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending September 30, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2000.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted Earnings Per Share ("EPS") for the periods indicated.

                                                               Nine Months Ended             Three Months Ended
                                                                   June 30,                       June 30,
                                                         ------------------------------  ----------------------------
                                                              2001           2000             2001          2000
                                                         -------------- ---------------  -------------- -------------
BASIC
Net Income                                                $   929,451    $  1,086,937     $   370,614    $   353,235


Weighted average shares outstanding                         1,912,271       2,050,696       1,920,377      1,964,829
Less weighted average unallocated ESOP shares                (204,587)       (164,378)       (199,414)      (160,017)
                                                         -------------- ---------------  -------------- -------------
Total weighted average shares outstanding                   1,707,684       1,886,318       1,720,963      1,804,812
                                                         ============== ===============  ============== =============

Basic earnings per share                                  $      0.54    $       0.58     $      0.22    $      0.20

DILUTED
Net Income                                                $   929,451    $  1,086,937     $   370,614    $   353,235

Weighted average shares outstanding                         1,912,271       2,050,696       1,920,377      1,964,829
Less weighted average unallocated ESOP shares                (204,587)       (164,378)       (199,414)      (160,017)
                                                         -------------- ---------------  -------------- -------------
Total weighted average shares outstanding                   1,707,684       1,886,318       1,720,963      1,804,812
                                                         -------------- ---------------  -------------- -------------
Dilutive common stock awards at market price                        -           2,859               -          4,385
Dilutive common stock options at market price                  30,401           3,283          24,002          8,331
                                                         -------------- ---------------  -------------- -------------
Average dilutive shares outstanding                         1,738,085       1,892,460       1,744,965      1,817,528
                                                         ============== ===============  ============== =============

Diluted earnings per share                                $      0.53    $       0.57     $      0.21    $      0.19

3.  New Accounting Standards

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FASB 140) that replaces FASB Statement No. 125. FASB 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures regarding these activities. The statement is effective for transfers and servicing of financial assets or extinguishments of liabilities that occur after June 30, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is in the process of assessing the impact and plans to adopt the standard in accordance with the effective dates. Adoption is not expected to result in a material financial impact.

               Innes Street Financial Corporation and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2001 and September 30, 2000

Total assets were $215.2 million at June 30, 2001 and $208.0 million at September 30, 2000, an increase of $7.2 million or 3.5%.

Cash and cash equivalents increased from $9.7 million at September 30, 2000 to $13.0 million at June 30, 2001, an increase of 3.3 million or 34.0%. This increase was a result of a $4.2 million increase in deposits and a $1.4 million increase in Federal Home Loan Bank ("FHLB") advances, offset by an increase in loans.

Mortgage-backed securities available-for-sale and mortgage-backed securities held-to-maturity decreased from $3.7 million at September 30, 2000 to $2.8 million at June 30, 2001. This decrease was due to scheduled repayments.

Loans receivable, increased from $186.9 million at September 30, 2000 to $191.4 million at June 30, 2001, an increase of $4.5 million, or 2.4%. This increase was primarily due to an increase in loan production offset by the sale of loans. During the year, the Bank has increased its production of nonresidential, home equity, and multi-family loans in an effort to increase loan yield.

Deposit accounts increased from $166.4 million at September 30, 2000 to $170.6 million at June 30, 2001, an increase of 2.5%. This increase was mainly in premium money market accounts, which have increased as a result of an aggressive marketing campaign.

Retained earnings increased by the net income earned during the nine months ended June 30, 2001 of $0.9 million. During the nine months ended June 30, 2001, the Company paid dividends totaling $0.15 a share to stockholders. This dividend resulted in a $0.3 million decrease in retained earnings.

Unallocated ESOP stock decreased by $172,571. This decrease was a result of the ESOP trust using dividends that it had received in the calendar year 2000 to make an additional loan repayment of $38,788, which resulted in a release of an additional 2,927 shares to be allocated to eligible employees. Also, 12,926 shares were allocated to eligible employees as part of the normal repayment of the ESOP loan, which resulted in a decline of $133,783. Unallocated ESOP stock decreases every month due to the Bank's recording of the shares earned for that month that will be allocated in the future to eligible employees.

Unearned compensation Management Recognition Plan ("MRP") decreased by $175,351. Each month the Company records compensation and benefits expense and reduces the unearned compensation MRP by $19,483. This entry will continue until the remaining MRP stock is fully vested on February 1, 2004.


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

Comparison of Operating Results for the Nine Months ended June 30, 2001 and 2000

Net Income. Net income for the nine months ended June 30, 2001 was $929,451 compared to $1,086,937 for the nine months ended June 30, 2000, a decrease of 14.5%. This decrease was primarily a result of a decrease in net interest income.

Net Interest Income. Net interest income decreased from $4,823,956 for the nine months ended June 30, 2000 to 4,426,188 for the nine months ended June 30, 2001. This decrease is a result of an increase in interest expense of

$1.4 million offset by an $1.0 million increase in interest income. Interest income increased due to an $8.3 million increase in average interest-earning assets and an increase in yield on interest-earning assets. The Company's average borrowings outstanding and deposits increased from $163.9 million during the nine months ended June 30, 2000 to $181.4 million during the nine months ended June 30, 2001, an increase of $17.5 million or 10.7%. This increase in average-costing liabilities was due to the Company's payment of a $4.00 per share distribution to shareholders in June, 2000 as well as the share repurchase program during calendar year 2000 and the growth of interest-earning assets.

Provision for Loan Losses. During the nine months ended June 30, 2001, the company recorded $26,383 in provision for loan losses. Although, there has been no substantial increase in criticized and classified assets, management felt that due to the current economic conditions, it should make a provision to loan losses. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses was adequate to cover probable credit losses that were incurred as of June 30, 2000. Accordingly, no provision for loan losses was recorded during the nine months ended June 30, 2000.

Non-interest income. Non-interest income increased from $159,969 for the nine-month period ended June 30, 2000 to $204,096 for the nine-month period ended June 30, 2001. The Company experienced an increase in gain on sale of loans during the quarter ended June 30, 2001.

Non-interest expense. Non-interest expense decreased from $3,257,161 during the nine-month period ended June 30, 2000 to $3,109,859 for the nine-month period ended June 30, 2001. A decrease in compensation and benefits offset by an increase in other non-interest expense during the nine-month period ended June 30, 2001 account for the majority of this decrease. The decrease in compensation and benefits was a result of a decrease in the number of employees and a decrease in MRP expenses. The implementation of the MRP resulted in $331,298 expense during the nine-month period ended June 30, 2000 as opposed to only $177,351 for the nine-month period ended June 30, 2001. Other non-interest expense increased due to increases in charitable contributions, loan expenses, and direct mail campaigns.

Provision for Income Taxes. The provision for income taxes decreased from $639,827 for the nine-month period ended June 30, 2000 to $564,591 for the nine-month period ended June 30, 2001 as a result of lower pre-tax income.

Comparison of Operating Results for the Three Months ended June 30, 2001 and
2001

Net Income. Net income for the three months ended June 30, 2001 was $370,614 compared to $353,235 for the three months ended June 30, 2000, an increase of 4.9%.

Net Interest Income. Net interest income decreased from $1,620,982 for the three months ended June 30, 2000 to $1,500,122 for the three months ended June 30, 2001. This decrease was a result of a $19.4 million increase in average interest-costing liabilities offset by only an $11.8 million increase in average interest-earning assets.

Provision for Loan Losses. During the three months ended June 30, 2001, the company recorded $26,383 in provision for loan losses. Although, there has been no substantial increase in criticized and classified assets, management felt that due to the current economic conditions, it should make a provision to loan losses. In the opinion of management, based on its review of specific loans and historical loss experience, the allowance for loan losses was adequate to cover probable credit losses that were incurred as of June 30, 2000. Accordingly, no provision for loan losses was recorded during the three months ended June 30, 2000.

Non-interest income. Non-interest income increased from $15,559 for the three-month period ended June 30, 2000 to $163,259 for the three-month period ended June 30, 2001. The Company experienced an increase in market value on trading accounts associated with its Rabbi Trusts during the quarter ended June 30, 2001. Also, gains on sale of loans, net increased during quarter ended June 30, 2001 versus quarter ended June 30, 2000. In addition, during the quarter ended June 30, 2000, the company recorded a loss on sale of investments of $20,625.

Non-interest expense. Non-interest expense decreased from $1,064,774 during the three-month period ended June 30, 2000 to $1,062,729 for the three-month period ended June 30, 2001.

Provision for Income Taxes. The provision for income taxes decreased from $218,532 for the three-month period ended June 30, 2000 to $203,655 for the three-month period ended June 30, 2001.

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

The Bank is required by the Commissioner to maintain 10% of its assets in specified liquid assets. The Bank's liquidity ratio at June 30, 2001 was 6.33%. Given its ability to borrow from the FHLB of Atlanta, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

As of June 30, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2001, under applicable regulations, the Bank's actual leverage and risk-based capital ratios were 11.5% and 18.8%, respectively, compared to requirements of 4.0% and 8.0%, respectively.

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

               Innes Street Financial Corporation and Subsidiary

                          Part II. Other Information

              Innes Street Financial Corporation and Subsidiary

Item 1.   Legal Proceedings
-------   -----------------

From time to time the Company is a party to various legal proceedings incident to its business. At June 30, 2001, there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

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

     b)        No reports on Form 8-K were filed during the quarter ended June
               30, 2001.

               Innes Street Financial Corporation and Subsidiary

                                  Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                             Innes Street Financial Corporation
                                             ----------------------------------
                                                          (Registrant)


         August 13, 2001                         /s/ Ronald E. Bostian
         ---------------                         -----------------------------
             (Date)                             Ronald E. Bostian
                                                President and CEO
                                                (Duly Authorized Representative)





         August 13, 2001                        /s/ Dianne E. Hawkins
         --------------------                   ---------------------
           (Date)                             Dianne E. Hawkins
                                              Treasurer and Controller
                                              (Principal Financial Officer)